Form 10-Q
period 2022-06-30
LOEWS CORP
filed 2022-08-01
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
As of July 29, 2022, there were 240,947,343 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2022	2021
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $41,261 and $39,952, less allowance for credit loss of $5 and $18	$39,431	$44,380
Equity securities, cost of $1,545 and $1,546	1,364	1,674
Limited partnership investments	1,941	1,933
Other invested assets, primarily mortgage loans, less allowance for credit loss of $16 and $16	1,048	1,091
Short term investments	4,291	4,860
Total investments	48,075	53,938
Cash	951	621
Receivables	9,701	9,273
Property, plant and equipment	9,962	9,888
Goodwill	346	349
Deferred non-insurance warranty acquisition expenses	3,593	3,476
Deferred acquisition costs of insurance subsidiaries	792	737
Other assets	3,651	3,344
Total assets	$77,071	$81,626

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,559	$24,174
Future policy benefits	10,926	13,236
Unearned premiums	6,289	5,761
Total insurance reserves	41,774	43,171
Payable to brokers	320	90
Short term debt	839	93
Long term debt	8,443	8,986
Deferred income taxes	350	1,079
Deferred non-insurance warranty revenue	4,638	4,503
Other liabilities	4,486	4,529
Total liabilities	60,850	62,451

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 248,622,439 and 248,467,051 shares	2	2
Additional paid-in capital	2,869	2,885
Retained earnings	15,261	14,776
Accumulated other comprehensive income (loss)	(2,510)	186
	15,622	17,849
Less treasury stock, at cost (6,398,767 and 50,000 shares)	(386)	(3)
Total shareholders’ equity	15,236	17,846
Noncontrolling interests	985	1,329
Total equity	16,221	19,175
Total liabilities and equity	$77,071	$81,626
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions, except per share data)

Revenues:
Insurance premiums	$2,155	$2,035	$4,214	$3,997
Net investment income	366	616	798	1,166
Investment gains (losses)	(59)	578	(70)	635
Non-insurance warranty revenue	392	359	774	697
Operating revenues and other	534	415	1,074	1,130
Total	3,388	4,003	6,790	7,625

Expenses:
Insurance claims and policyholders’ benefits	1,583	1,546	3,038	3,052
Amortization of deferred acquisition costs	374	357	718	716
Non-insurance warranty expense	367	332	721	643
Operating expenses and other	715	656	1,406	1,570
Interest	96	100	192	225
Total	3,135	2,991	6,075	6,206
Income before income tax	253	1,012	715	1,419
Income tax expense	(51)	(219)	(143)	(333)
Net income	202	793	572	1,086
Amounts attributable to noncontrolling interests	(22)	(39)	(54)	(71)
Net income attributable to Loews Corporation	$180	$754	$518	$1,015

Basic net income per share	$0.73	$2.87	$2.10	$3.83
Diluted net income per share	$0.73	$2.86	$2.09	$3.82

Weighted average shares outstanding:
Shares of common stock	245.45	262.76	246.70	265.06
Dilutive potential shares of common stock	0.49	0.58	0.50	0.49
Total weighted average shares outstanding assuming dilution	245.94	263.34	247.20	265.55

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Net income	$202	$793	$572	$1,086

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(2)		(6)
Net unrealized gains (losses) on other investments	(1,346)	300	(2,957)	(327)
Total unrealized gains (losses) on investments	(1,348)	300	(2,963)	(327)
Unrealized gains on cash flow hedges	6	8	24	12
Pension and postretirement benefits	5	7	12	16
Foreign currency translation	(68)	11	(83)	14

Other comprehensive income (loss)	(1,405)	326	(3,010)	(285)

Comprehensive income (loss)	(1,203)	1,119	(2,438)	801

Amounts attributable to noncontrolling interests	124	(72)	260	(40)

Total comprehensive income (loss) attributable to Loews Corporation	$(1,079)	$1,047	$(2,178)	$761

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, April 1, 2021	$18,537	$3	$3,119	$14,394	$34	$(280)	$1,267
Net income	793			754			39
Other comprehensive income	326				293		33
Dividends paid ($0.0625 per share)	(27)			(16)			(11)
Purchase of subsidiary stock from noncontrolling interests	(15)						(15)
Purchases of Loews Corporation treasury stock	(219)					(219)
Stock-based compensation	3		2				1
Other	—					(1)	1
Balance, June 30, 2021	$19,398	$3	$3,121	$15,132	$327	$(500)	$1,315

Balance, April 1, 2022	$17,695	$2	$2,859	$15,097	$(1,251)	$(132)	$1,120
Net income	202			180			22
Other comprehensive loss	(1,405)				(1,259)		(146)
Dividends paid ($0.0625 per share)	(26)			(15)			(11)
Purchases of Loews Corporation treasury stock	(255)					(255)
Stock-based compensation	12		11				1
Other	(2)		(1)	(1)		1	(1)
Balance, June 30, 2022	$16,221	$2	$2,869	$15,261	$(2,510)	$(386)	$985

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2021	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	1,086			1,015			71
Other comprehensive loss	(285)				(254)		(31)
Dividends paid ($0.125 per share)	(76)			(33)			(43)
Purchase of subsidiary stock from noncontrolling interests	(18)						(18)
Purchases of Loews Corporation treasury stock	(493)					(493)
Stock-based compensation	7		(9)				16
Other	(4)		(3)				(1)
Balance, June 30, 2021	$19,398	$3	$3,121	$15,132	$327	$(500)	$1,315

Balance, January 1, 2022	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329
Net income	572			518			54
Other comprehensive loss	(3,010)				(2,696)		(314)
Dividends paid ($0.125 per share)	(110)			(31)			(79)
Purchase of subsidiary stock from noncontrolling interests	(21)		(1)				(20)
Purchases of Loews Corporation treasury stock	(384)					(384)
Stock-based compensation	2		(14)				16
Other	(3)		(1)	(2)		1	(1)
Balance, June 30, 2022	$16,221	$2	$2,869	$15,261	$(2,510)	$(386)	$985

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2022	2021
(In millions)

Operating Activities:

Net income	$572	$1,086
Adjustments to reconcile net income to net cash provided by operating activities, net	505	(187)
Changes in operating assets and liabilities, net:
Receivables	(634)	(1,087)
Deferred acquisition costs	(63)	(12)
Insurance reserves	1,376	1,373
Other assets	(360)	(720)
Other liabilities	87	598
Trading securities	(37)	(508)
Net cash flow provided by operating activities	1,446	543

Investing Activities:

Purchases of fixed maturities	(6,251)	(4,615)
Proceeds from sales of fixed maturities	3,293	1,846
Proceeds from maturities of fixed maturities	1,715	2,104
Purchases of equity securities	(195)	(181)
Proceeds from sales of equity securities	193	193
Purchases of limited partnership investments	(168)	(169)
Proceeds from sales of limited partnership investments	134	185
Purchases of property, plant and equipment	(312)	(183)
Dispositions		52
Sale of interest in Altium Packaging		417
Change in short term investments	739	405
Other, net	66	39
Net cash flow (used) provided by investing activities	(786)	93

Financing Activities:

Dividends paid	(31)	(33)
Dividends paid to noncontrolling interests	(79)	(43)
Purchases of Loews Corporation treasury stock	(380)	(484)
Purchases of subsidiary stock from noncontrolling interests	(21)	(18)
Principal payments on debt	(301)	(1,146)
Issuance of debt	498	1,199
Other, net	(4)	(12)
Net cash flow used by financing activities	(318)	(537)

Effect of foreign exchange rate on cash	(12)	1

Net change in cash	330	100
Cash, beginning of period	621	478
Cash, end of period	$951	$578

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89.6% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, the term “Company” means Loews Corporation including its consolidated subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

On April 1, 2021, Loews Corporation sold 47% of Altium Packaging LLC (“Altium Packaging”), previously a 99% owned subsidiary, for $420 million in cash consideration, and following the transaction Loews Corporation deconsolidated Altium Packaging. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with the investment reported in Other assets on the Consolidated Condensed Balance Sheets and equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations. The transaction resulted in a gain of $555 million ($438 million after tax) for the six months ended June 30, 2021, which was recorded in Investment gains (losses) on the Consolidated Condensed Statement of Operations. For additional information regarding the deconsolidation of Altium Packaging, see Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2022 and December 31, 2021 and results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2022 and 2021 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

2. Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Fixed maturity securities	$441	$425	$870	$853
Limited partnership investments	7	149	27	196
Equity securities	(11)	20	(9)	49
Income (loss) from trading portfolio (a)	(62)	26	(77)	76
Other	13	14	28	30
Total investment income	388	634	839	1,204
Investment expenses	(22)	(18)	(41)	(38)
Net investment income	$366	$616	$798	$1,166

(a)
During the three and six months ended June 30, 2022, $95 and $120 of net investment losses were recognized due to the change in fair value of securities still held as of June 30, 2022. During the three and six months ended June 30, 2021, $28 and $58 of net investment income was recognized due to the change in fair value of securities still held as of June 30, 2021.

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Fixed maturity securities:
Gross gains	$45	$51	$71	$109
Gross losses	(60)	(20)	(88)	(40)
Investment gains (losses) on fixed maturity securities	(15)	31	(17)	69
Equity securities	(71)	17	(109)	19
Derivative instruments	26	(12)	55	5
Short term investments and other	1	(13)	1	(13)
Altium Packaging (see Note 1)		555		555
Investment gains (losses) (a)	$(59)	$578	$(70)	$635

(a)
During the three and six months ended June 30, 2022, $70 and $108 of investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2022. During the three and six months ended June 30, 2021, $15 of investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2021.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $374 million, $369 million and $374 million as of June 30, 2022, December 31, 2021 and June 30, 2021 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended June 30, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2022	$12	$5	$17
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	12		12

Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period		(3)	(3)
Total allowance for credit losses	$—	$5	$5

Three months ended June 30, 2021	Corporate and Other Bonds	Asset-backed	Total

Allowance for credit losses:
Balance as of April 1, 2021	$27	$16	$43
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets		4	4

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(3)	1	(2)
Total allowance for credit losses	$24	$21	$45

Six months ended June 30, 2022

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	12		12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(5)	(4)
Total allowance for credit losses	$—	$5	$5

Six months ended June 30, 2021

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	2	4	6

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6

Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)		(9)
Total allowance for credit losses	$24	$21	$45

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$21	$(2)	$29	$5
Asset-backed	(1)	1	1
Impairment losses (gains) recognized in earnings	$20	$(1)	$30	$5

There were no losses recognized on mortgage loans during the three and six months ended June 30, 2022 or 2021.

The amortized cost and fair values of fixed maturity securities are as follows:

June 30, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$22,606	$499	$1,440		$21,665
States, municipalities and political subdivisions	9,822	492	676		9,638
Asset-backed:
Residential mortgage-backed	3,034	14	305		2,743
Commercial mortgage-backed	1,995	6	164		1,837
Other asset-backed	3,063	4	220	$5	2,842
Total asset-backed	8,092	24	689	5	7,422
U.S. Treasury and obligations of government sponsored enterprises	115	1	7		109
Foreign government	577	1	30		548
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	41,215	1,017	2,842	5	39,385
Fixed maturities trading	46				46
Total fixed maturity securities	$41,261	$1,017	$2,842	$5	$39,431

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14		11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8		2,956
Commercial mortgage-backed	1,987	63	19		2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government sponsored enterprises	132	1	3		130
Foreign government	570	15	2		583
Fixed maturities available-for-sale	39,945	4,558	112	18	44,373
Fixed maturities trading	7				7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380

The net unrealized gains and losses on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent there are unrealized gains on fixed income securities supporting the reserves of certain products within the Life & Group business that would result in a premium deficiency, or would impact the reserve balance if realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains (losses) through Other comprehensive income (loss) (“Shadow Adjustments”). As of June 30, 2022 and December 31, 2021, the net unrealized gains and losses on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $432 million and $2.2 billion (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$14,827	$1,366	$322	$74	$15,149	$1,440
States, municipalities and political subdivisions	4,121	666	32	10	4,153	676
Asset-backed:
Residential mortgage-backed	2,374	305	3		2,377	305
Commercial mortgage-backed	1,552	143	149	21	1,701	164
Other asset-backed	2,354	214	85	6	2,439	220
Total asset-backed	6,280	662	237	27	6,517	689
U.S. Treasury and obligations of government-sponsored enterprises	82	6	3	1	85	7
Foreign government	436	28	23	2	459	30
Total fixed maturity securities	$25,746	$2,728	$617	$114	$26,363	$2,842

December 31, 2021

Fixed maturity securities:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14			730	14
Asset-backed:
Residential mortgage-backed	1,043	8			1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62		902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5		74	3
Foreign government	97	2			97	2
Total fixed maturity securities	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2022		December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,150	$223	$898	$8
AAA	1,232	205	368	6
AA	4,078	581	875	17
A	5,454	493	1,516	23
BBB	11,806	1,111	1,812	42
Non-investment grade	1,643	229	596	16
Total	$26,363	$2,842	$6,065	$112

Based on current facts and circumstances, the unrealized losses presented in the June 30, 2022 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the recent volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at June 30, 2022.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2022		December 31, 2021
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,150	$1,153	$1,603	$1,624
Due after one year through five years	9,330	9,154	10,637	11,229
Due after five years through ten years	14,434	13,549	13,294	14,338
Due after ten years	16,301	15,529	14,411	17,182
Total	$41,215	$39,385	$39,945	$44,373

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$9	$14	$112	$21	$54	$280	$490
LTV 55% to 65%				8			8
LTV greater than 65%	18	11					29
DSCR 1.2x - 1.6x
LTV less than 55%		49	14	78	10	44	195
LTV 55% to 65%	28		24			8	60
LTV greater than 65%	15						15
DSCR ≤1.2x
LTV less than 55%				52		17	69
LTV 55% to 65%				55			55
LTV greater than 65%	10	21		6		7	44
Total	$80	$95	$150	$220	$64	$356	$965

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	June 30, 2022			December 31, 2021
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:

Interest rate swaps	$240	$12		$100
Embedded derivative on funds withheld liability	285	41		270		$(12)
Other	178	10

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of June 30, 2022, commitments to purchase or fund were approximately $1.5 billion and to sell were approximately $25 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

June 30, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$118	$21,361	$846	$22,325
States, municipalities and political subdivisions		9,592	46	9,638
Asset-backed		6,781	641	7,422
Fixed maturities available-for-sale	118	37,734	1,533	39,385
Fixed maturities trading		46		46
Total fixed maturities	$118	$37,780	$1,533	$39,431

Equity securities	$713	$604	$47	$1,364
Short term and other	3,987	188		4,175
Receivables		12		12
Payable to brokers	(75)			(75)

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$140	$23,768	$937	$24,845
States, municipalities and political subdivisions		11,887	56	11,943
Asset-backed		7,029	556	7,585
Fixed maturities available-for-sale	140	42,684	1,549	44,373
Fixed maturities trading		7		7
Total fixed maturities	$140	$42,691	$1,549	$44,380

Equity securities	$924	$721	$29	$1,674
Short term and other	4,696	74		4,770
Payable to brokers	(70)			(70)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2022	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$915	$(1)	$(82)	$51		$(37)			$846		$(81)
States, municipalities and political
subdivisions	51		(5)						46		(5)
Asset-backed	604	8	(52)	92	$(2)	(23)	$14		641		(52)
Fixed maturities available-for-sale	1,570	7	(139)	143	(2)	(60)	14	—	1,533	—	(138)
Fixed maturities trading	—								—
Total fixed maturities	$1,570	$7	$(139)	$143	$(2)	$(60)	$14	$—	$1,533	$—	$(138)

Equity securities	$44	$(3)			$(3)	$9			$47	$(3)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2021	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$767	$3	$16	$122	$(3)	$(22)			$883		$16
States, municipalities and political
subdivisions	44		2	12		(1)			57		2
Asset-backed	315	1	4	84		(10)	$21	$(5)	410		4
Fixed maturities available-for-sale	1,126	4	22	218	(3)	(33)	21	(5)	1,350	—	22
Fixed maturities trading	5	(3)				(2)			—
Total fixed maturities	$1,131	$1	$22	$218	$(3)	$(35)	$21	$(5)	$1,350	$—	$22

Equity securities	$45	$(15)		$10	$(4)				$36

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(2)	$(153)	$118	$(5)	$(59)	$10		$846		$(153)
States, municipalities and political
subdivisions	56		(10)						46		(10)
Asset-backed	556	11	(84)	232	(2)	(40)	19	$(51)	641		(83)
Fixed maturities available-for-sale	1,549	9	(247)	350	(7)	(99)	29	(51)	1,533	—	(246)
Fixed maturities trading	—								—
Total fixed maturities	$1,549	$9	$(247)	$350	$(7)	$(99)	$29	$(51)	$1,533	$—	$(246)

Equity securities	$29			$12	$(3)	$9			$47	$(1)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2021	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(10)	$(24)	$164	$(3)	$(24)	$10		$883		$(24)
States, municipalities and political subdivisions	46			12		(1)			57
Asset-backed	308	3	(5)	114		(27)	30	$(13)	410		(5)
Fixed maturities available-for-sale	1,124	(7)	(29)	290	(3)	(52)	40	(13)	1,350	—	(29)
Fixed maturities trading	8	(6)				(2)			—
Total fixed maturities	$1,132	$(13)	$(29)	$290	$(3)	$(54)	$40	$(13)	$1,350	$—	$(29)

Equity securities	$43	$(13)		$10	$(4)				$36	$2

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

June 30, 2022	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,117	Discounted cash flow	Credit spread	1%	—	9%	(3%)

December 31, 2021

Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1%	—	7%	(2%)

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

	Carrying Amount	Estimated Fair Value
June 30, 2022		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$949			$915	$915

Liabilities:
Short term debt	838		$797	39	836
Long term debt	8,438		7,472	645	8,117

December 31, 2021

Assets:
Other invested assets, primarily mortgage loans	$973			$1,018	$1,018

Liabilities:
Short term debt	93			93	93
Long term debt	8,981		$9,170	611	9,781

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $37 million and $54 million for the three months ended June 30, 2022 and 2021 and of $57 million and $179 million for the six months ended June 30, 2022 and 2021, in each case primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of operations outside CNA’s commercial property and casualty operations.

Six Months Ended June 30	2022	2021
(In millions)

Reserves, beginning of year:
Gross	$24,174	$22,706
Ceded	4,969	4,005
Net reserves, beginning of year	19,205	18,701

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer		(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,974	2,930
Decrease in provision for insured events of prior years	(69)	(78)
Amortization of discount	90	95
Total net incurred (a)	2,995	2,947

Net payments attributable to:
Current year events	(245)	(317)
Prior year events	(2,330)	(1,949)
Total net payments	(2,575)	(2,266)

Foreign currency translation adjustment and other	(222)	(5)

Net reserves, end of period	19,403	18,745
Ceded reserves, end of period	5,156	4,735
Gross reserves, end of period	$24,559	$23,480

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the excess workers’ compensation loss portfolio transfer, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year development of $37 million and $11 million was recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended June 30, 2022 and 2021 and favorable net prior year development of $49 million and $26 million was recorded for the six months ended June 30, 2022 and 2021. Unfavorable net prior year loss reserve development of $64 million and $40 million was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”) for the three and six months ended June 30, 2022 and 2021.

The following table and discussion presents details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Medical professional liability	$1		$9	$8
Other professional liability and management liability	13	$10	13	10
Surety	(19)	(23)	(28)	(38)
Commercial auto	21	30	21	30
General liability	41		41
Workers’ compensation	(82)	(42)	(84)	(42)
Property and other	(12)	14	(21)	6
Other insurance operations	64	40	64	40
Total pretax (favorable) unfavorable development	$27	$29	$15	$14

Three Months

2022

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s construction business in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity in construction, middle market and small business across multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims, including the recent Diocese of Rochester proposed settlement.

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

Unfavorable development in other insurance operations was due to legacy mass tort exposures, primarily related to abuse.

Six Months

2022

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s construction business in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity in construction, middle market and small business across multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims, including the recent Diocese of Rochester proposed settlement.

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

Unfavorable development in other insurance operations was due to legacy mass tort exposures, primarily related to abuse.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $11 million and $12 million for the three months ended June 30, 2022 and 2021 and $23 million and $22 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the cumulative amounts ceded under the LPT were $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was

$406 million and $429 million as of June 30, 2022 and December 31, 2021 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.4 billion as of June 30, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the A&EP claims.

Credit Risk for Ceded Reserves

The majority of CNA’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A- or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

5. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and six months ended June 30, 2021 and 2022:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2021	$—	$1,002	$(19)	$(869)	$(80)	$34
Other comprehensive income (loss) before reclassifications, after tax of $0, $(82), $(1), $0 and $0	1	323	8	(2)	11	341
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $7, $(1), $(3) and $0	(1)	(23)		9		(15)
Other comprehensive income	—	300	8	7	11	326
Amounts attributable to noncontrolling interests		(31)		(1)	(1)	(33)
Balance, June 30, 2021	$—	$1,271	$(11)	$(863)	$(70)	$327

Balance, April 1, 2022	$(6)	$(513)	$12	$(630)	$(114)	$(1,251)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $359, $5, $2 and $0	(1)	(1,360)	6	(2)	(68)	(1,425)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(3), $2, $(1) and $0	(1)	14		7		20
Other comprehensive income (loss)	(2)	(1,346)	6	5	(68)	(1,405)
Amounts attributable to noncontrolling interests	1	138			7	146
Balance, June 30, 2022	$(7)	$(1,721)	$18	$(625)	$(175)	$(2,510)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2021	$—	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $1, $72, $(3), $0 and $0	(2)	(270)	11	(2)	14	(249)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(1), $15, $(2), $(5) and $0	2	(57)	1	18		(36)
Other comprehensive income (loss)	—	(327)	12	16	14	(285)
Amounts attributable to noncontrolling interests		35		(2)	(2)	31
Balance, June 30, 2021	$—	$1,271	$(11)	$(863)	$(70)	$327

Balance, January 1, 2022	$(2)	$930	$(6)	$(636)	$(100)	$186
Other comprehensive income (loss) before reclassifications, after tax of $0, $784, $3, $0 and $0	(5)	(2,972)	21		(83)	(3,039)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(4), $1, $(3) and $0	(1)	15	3	12		29
Other comprehensive income (loss)	(6)	(2,957)	24	12	(83)	(3,010)
Amounts attributable to noncontrolling interests	1	306		(1)	8	314
Balance, June 30, 2022	$(7)	$(1,721)	$18	$(625)	$(175)	$(2,510)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Treasury Stock

Loews Corporation repurchased 6.3 million and 9.5 million shares of its common stock at aggregate costs of $384 million and $493 million during the six months ended June 30, 2022 and 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Non-insurance warranty – CNA Financial	$392	$359	$774	$697

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$315	$302	$684	$663
Lodging and related services – Loews Hotels & Co	190	94	336	150
Rigid plastic packaging and recycled resin – Corporate (a)				280
Total revenues from contracts with customers	505	396	1,020	1,093
Other revenues	29	19	54	37
Operating revenues and other	$534	$415	$1,074	$1,130

(a)Revenues presented reflect the consolidated results of Altium Packaging through March 31, 2021.

Receivables from contracts with customers – As of June 30, 2022 and December 31, 2021, receivables from contracts with customers were approximately $141 million and $145 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of June 30, 2022 and December 31, 2021, deferred revenue resulting from contracts with customers was approximately $4.7 billion and $4.6 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $723 million and $624 million of revenues recognized during the six months ended June 30, 2022 and 2021 were included in deferred revenue as of December 31, 2021 and 2020.

Performance obligations – As of June 30, 2022, approximately $13.4 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and hydrocarbons (“NGLs”) at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $1.4 billion will be recognized during the remaining six months of 2022, $2.4 billion in 2023 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Service cost			$1	$1
Interest cost	$18	$18	37	36
Expected return on plan assets	(40)	(43)	(83)	(86)
Amortization of unrecognized net loss	8	13	16	25
Settlements	1	2	2	2
Regulatory asset decrease	1		2
Net periodic benefit	$(12)	$(10)	$(25)	$(22)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Interest cost	$1	$1	$1	$1
Expected return on plan assets	(1)		(1)	(1)
Net periodic benefit	$—	$1	$—	$—

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

The Company believes that the Trial Court ruling includes factual and legal errors. Therefore on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments have been set for this case on September 14, 2022.

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

10. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2022, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

11. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, the consolidated operations of Altium Packaging through March 31, 2021 and the equity method of accounting for Altium Packaging subsequent to its deconsolidation on April 1, 2021. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 19 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended June 30, 2022	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,155				$2,155
Net investment income (loss)	432		$(1)	$(65)	366
Investment losses	(59)				(59)
Non-insurance warranty revenue	392				392
Operating revenues and other	6	$325	201	2	534
Total	2,926	325	200	(63)	3,388

Expenses:

Insurance claims and policyholders’ benefits	1,583				1,583
Amortization of deferred acquisition costs	374				374
Non-insurance warranty expense	367				367
Operating expenses and other	329	231	132	23	715
Interest	28	42	4	22	96
Total	2,681	273	136	45	3,135
Income (loss) before income tax	245	52	64	(108)	253
Income tax (expense) benefit	(40)	(13)	(20)	22	(51)
Net income (loss)	205	39	44	(86)	202
Amounts attributable to noncontrolling interests	(22)				(22)
Net income (loss) attributable to Loews Corporation	$183	$39	$44	$(86)	$180

Three Months Ended June 30, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,035				$2,035
Net investment income	591		$1	$24	616
Investment gains	38			540	578
Non-insurance warranty revenue	359				359
Operating revenues and other	6	$312	97		415
Total	3,029	312	98	564	4,003

Expenses:

Insurance claims and policyholders’ benefits	1,546				1,546
Amortization of deferred acquisition costs	357				357
Non-insurance warranty expense	332				332
Operating expenses and other	302	209	115	30	656
Interest	29	40	9	22	100
Total	2,566	249	124	52	2,991
Income (loss) before income tax	463	63	(26)	512	1,012
Income tax (expense) benefit	(94)	(16)	5	(114)	(219)
Net income (loss)	369	47	(21)	398	793
Amounts attributable to noncontrolling interests	(39)				(39)
Net income (loss) attributable to Loews Corporation	$330	$47	$(21)	$398	$754

Six Months Ended June 30, 2022	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$4,214				$4,214
Net investment income (loss)	880		$(1)	$(81)	798
Investment losses	(70)				(70)
Non-insurance warranty revenue	774				774
Operating revenues and other	13	$706	353	2	1,074
Total	5,811	706	352	(79)	6,790

Expenses:

Insurance claims and policyholders’ benefits	3,038				3,038
Amortization of deferred acquisition costs	718				718
Non-insurance warranty expense	721				721
Operating expenses and other	655	448	258	45	1,406
Interest	56	84	8	44	192
Total	5,188	532	266	89	6,075
Income (loss) before income tax	623	174	86	(168)	715
Income tax (expense) benefit	(105)	(44)	(27)	33	(143)
Net income (loss)	518	130	59	(135)	572
Amounts attributable to noncontrolling interests	(54)				(54)
Net income (loss) attributable to Loews Corporation	$464	$130	$59	$(135)	$518

Six Months Ended June 30, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Total
(In millions)

Revenues:

Insurance premiums	$3,997				$3,997
Net investment income	1,095		$1	$70	1,166
Investment gains	95			540	635
Non-insurance warranty revenue	697				697
Operating revenues and other	11	$684	154	281	1,130
Total	5,895	684	155	891	7,625

Expenses:

Insurance claims and policyholders’ benefits	3,052				3,052
Amortization of deferred acquisition costs	716				716
Non-insurance warranty expense	643				643
Operating expenses and other	587	426	219	338	1,570
Interest	57	81	17	70	225
Total	5,055	507	236	408	6,206
Income (loss) before income tax	840	177	(81)	483	1,419
Income tax (expense) benefit	(160)	(45)	17	(145)	(333)
Net income (loss)	680	132	(64)	338	1,086
Amounts attributable to noncontrolling interests	(71)				(71)
Net income (loss) attributable to Loews Corporation	$609	$132	$(64)	$338	$1,015

(a)	Amounts include the consolidated results of Altium Packaging through March 31, 2021. Beginning April 1, 2021, Altium Packaging is recorded as an equity method investment.

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

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its operating subsidiaries, the consolidated operations of Altium Packaging LLC (“Altium Packaging”) through March 31, 2021 and the equity method of accounting for Altium Packaging subsequent to its deconsolidation on April 1, 2021. For information regarding the deconsolidation of Altium Packaging see Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unless the context otherwise requires, the term “Company” means Loews Corporation including its consolidated subsidiaries, the terms “Parent Company,” “we,” “our,” “us” or like terms mean Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions, except per share data)

CNA Financial	$183	$330	$464	$609
Boardwalk Pipelines	39	47	130	132
Loews Hotels & Co	44	(21)	59	(64)
Corporate	(86)	398	(135)	338
Net income attributable to Loews Corporation	$180	$754	$518	$1,015

Basic net income per share	$0.73	$2.87	$2.10	$3.83

Diluted net income per share	$0.73	$2.86	$2.09	$3.82

Net income attributable to Loews Corporation for the three months ended June 30, 2022 was $180 million, or $0.73 per share, compared to $754 million, or $2.86 per share in the comparable 2021 period. Net income attributable to Loews Corporation for the six months ended June 30, 2022 was $518 million, or $2.09 per share, compared to $1.0 billion, or $3.82 per share in the comparable 2021 period.

The Corporate segment includes a gain of $438 million (after tax) related to the sale of 47% of Altium Packaging and its deconsolidation in the second quarter of 2021. Excluding this significant transaction, the decrease in net income attributable to Loews Corporation for the three months ended June 30, 2022 as compared to the comparable prior year period, was primarily driven by lower net investment income from limited partnership and common stock investments and net investment losses recognized in the second quarter of 2022 compared to net investment gains in the comparable prior year period. This decline was partially offset by higher property & casualty underwriting income and higher net investment income from fixed income securities at CNA and significantly improved results at Loews Hotels & Co.

The drivers of the decrease in net income for the six months ended June 30, 2022 as compared to the comparable 2021 period are consistent with the three-month discussion above.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Insurance premiums	$2,155	$2,035	$4,214	$3,997
Net investment income	432	591	880	1,095
Investment gains (losses)	(59)	38	(70)	95
Non-insurance warranty revenue	392	359	774	697
Other revenues	6	6	13	11
Total	2,926	3,029	5,811	5,895
Expenses:
Insurance claims and policyholders’ benefits	1,583	1,546	3,038	3,052
Amortization of deferred acquisition costs	374	357	718	716
Non-insurance warranty expense	367	332	721	643
Other operating expenses	329	302	655	587
Interest	28	29	56	57
Total	2,681	2,566	5,188	5,055
Income before income tax	245	463	623	840
Income tax expense	(40)	(94)	(105)	(160)
Net income	205	369	518	680
Amounts attributable to noncontrolling interests	(22)	(39)	(54)	(71)
Net income attributable to Loews Corporation	$183	$330	$464	$609

Three Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $147 million for the three months ended June 30, 2022 as compared with the comparable 2021 period primarily due to lower net investment income and investment losses for the three months ended June 30, 2022 as compared with investment gains in the comparable 2021 period. Lower net investment income was from limited partnerships and common stock and lower investment results were driven by the unfavorable change in fair value of non-redeemable preferred stock. These decreases to net income were partially offset by improved underwriting results and higher net investment income from fixed income securities for the three months ended June 30, 2022 as compared with the comparable 2021 period. Catastrophe losses were $37 million ($26 million after tax and noncontrolling interests) for the three months ended June 30, 2022 as compared with $54 million ($38 million after tax and noncontrolling interests) in the comparable 2021 period and were primarily related to severe weather related events.

Six Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $145 million for the six months ended June 30, 2022 as compared with the comparable 2021 period primarily due to lower net investment income and investment losses for the six months ended June 30, 2022 as compared with investment gains in the comparable 2021 period. Lower net investment income was from limited partnerships and common stock and lower investment results were driven by the unfavorable change in fair value of non-redeemable preferred stock. These decreases to net income were partially offset by improved underwriting results and higher net investment income from fixed income securities for the six months ended June 30, 2022 as compared with the comparable 2021 period. Catastrophe losses were $57 million ($40 million after tax and noncontrolling interests) for the six months ended June 30, 2022 as compared with $179 million ($126 million after tax and noncontrolling interests) in the comparable 2021 period and were primarily related to severe weather related events.

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

In assessing its insurance operations, CNA utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss), investment gains or losses and any cumulative effects of changes in accounting guidance. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes investment gains or losses because investment gains or losses are generally driven by economic factors that are not necessarily reflective of CNA’s primary insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate CNA’s insurance operations. Please see the non-GAAP reconciliation of core income (loss) to net income (loss) that follows in this MD&A.

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior period are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,904	$1,429	$382	$3,715
Gross written premiums excluding third-party captives	973	1,321	382	2,676
Net written premiums	832	1,134	330	2,296
Net earned premiums	794	974	269	2,037
Net investment income	100	113	14	227
Core income	161	138	18	317

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	58.5%	60.0%
Effect of catastrophe impacts	0.1	3.0	2.8	1.8
Effect of development-related items	(1.2)	(1.8)	(1.8)	(1.6)
Loss ratio	57.5%	62.7%	59.5%	60.2%
Expense ratio	30.4	30.0	32.1	30.5
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.1%	93.2%	91.6%	91.0%
Combined ratio excluding catastrophes and development	89.2%	92.0%	90.6%	90.8%

Rate	7%	5%	7%	6%
Renewal premium change	8	8	10	8
Retention	85	86	85	85
New business	$132	$280	$88	$500

Three Months Ended June 30, 2021

Gross written premiums	$1,903	$1,161	$339	$3,403
Gross written premiums excluding third-party captives	897	1,060	339	2,296
Net written premiums	786	831	292	1,909
Net earned premiums	762	881	266	1,909
Net investment income	134	174	14	322
Core income	188	137	26	351

Other performance metrics:
Loss ratio excluding catastrophes and development	59.0%	60.1%	59.0%	59.5%
Effect of catastrophe impacts		5.8	0.8	2.8
Effect of development-related items	(1.3)	0.8	(0.3)	(0.2)
Loss ratio	57.7%	66.7%	59.5%	62.1%
Expense ratio	30.0	32.3	33.5	31.6
Dividend ratio	0.2	0.6		0.3
Combined ratio	87.9%	99.6%	93.0%	94.0%
Combined ratio excluding catastrophes and development	89.2%	93.0%	92.5%	91.4%

Rate	12%	8%	14%	10%
Renewal premium change	12	10	14	11
Retention	85	80	77	81
New business	$121	$201	$71	$393

Six Months Ended June 30, 2022	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$3,750	$2,637	$745	$7,132
Gross written premiums excluding third-party captives	1,858	2,527	745	5,130
Net written premiums	1,603	2,135	581	4,319
Net earned premiums	1,566	1,878	533	3,977
Net investment income	203	231	28	462
Core income	324	270	44	638

Other performance metrics:
Loss ratio excluding catastrophes and development	58.7%	61.5%	58.6%	60.0%
Effect of catastrophe impacts	0.1	2.4	2.0	1.4
Effect of development-related items	(1.3)	(0.9)	(1.0)	(1.0)
Loss ratio	57.5%	63.0%	59.6%	60.4%
Expense ratio	30.7	30.3	32.4	30.7
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.4%	93.8%	92.0%	91.4%
Combined ratio excluding catastrophes and development	89.6%	92.3%	91.0%	91.0%

Rate	8%	5%	8%	6%
Renewal premium change	9	8	10	9
Retention	85	86	79	84
New business	$277	$508	$166	$951

Six Months Ended June 30, 2021

Gross written premiums	$3,697	$2,274	$682	$6,653
Gross written premiums excluding third-party captives	1,713	2,171	682	4,566
Net written premiums	1,528	1,791	527	3,846
Net earned premiums	1,497	1,736	518	3,751
Net investment income	251	322	28	601
Core income	358	206	50	614

Other performance metrics:
Loss ratio excluding catastrophes and development	59.2%	60.4%	59.3%	59.8%
Effect of catastrophe impacts	0.3	9.6	1.4	4.7
Effect of development-related items	(1.6)	0.7	(0.2)	(0.3)
Loss ratio	57.9%	70.7%	60.5%	64.2%
Expense ratio	30.2	31.8	33.9	31.5
Dividend ratio	0.2	0.6		0.3
Combined ratio	88.3%	103.1%	94.4%	96.0%
Combined ratio excluding catastrophes and development	89.6%	92.8%	93.2%	91.6%

Rate	11%	9%	14%	10%
Renewal premium change	12	11	13	11
Retention	86	81	76	82
New business	$224	$412	$150	$786

Three Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Gross written premiums, excluding third-party captives, for Specialty increased $76 million for the three months ended June 30, 2022 as compared with the comparable 2021 period driven by rate and higher new business. Net written premiums for Specialty increased $46 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the three months ended June 30, 2022 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $268 million for the three months ended June 30, 2022 as compared with the comparable 2021 period driven by higher new business and retention. Net written premiums for Commercial increased $303 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to CNA’s property reinsurance program. Excluding the impact of the written premium catch-up in the prior period, net written premiums increased $191 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. Prior period written premiums were also unfavorably impacted by the March 2021 cybersecurity attack. The increase in net earned premiums for the three months ended June 30, 2022 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $43 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $59 million driven by retention and rate. Net written premiums for International increased $38 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $52 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the three months ended June 30, 2022 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations decreased $34 million for the three months ended June 30, 2022 as compared with the comparable 2021 period primarily due to lower net investment income driven by limited partnership and common stock results, partially offset by improved underwriting results.

Total catastrophe losses were $37 million for the three months ended June 30, 2022 as compared with $54 million for the comparable 2021 period. For the three months ended June 30, 2022 and 2021, Specialty had $1 million of catastrophe losses, Commercial had catastrophe losses of $29 million and $51 million and International had catastrophe losses of $7 million and $2 million.

Favorable net prior year loss reserve development of $37 million and $11 million was recorded for the three months ended June 30, 2022 and 2021. For the three months ended June 30, 2022 and 2021, Specialty recorded favorable net prior year loss reserve development of $10 million in each period, Commercial recorded favorable net prior year loss reserve development of $22 million and no net prior year loss reserve development and International recorded favorable net prior year loss reserve development of $5 million and $1 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 0.2 points for the three months ended June 30, 2022 as compared with the comparable 2021 period due to a 0.4 point increase in the expense ratio partially offset by a 0.2 point improvement in the loss ratio. The increase in the expense ratio was driven by higher underwriting expenses partially offset by lower acquisition costs. The improvement in the loss ratio was primarily driven by improved non-catastrophe current accident year underwriting results.

Commercial’s combined ratio improved 6.4 points for the three months ended June 30, 2022 as compared with the comparable 2021 period primarily due to a 4.0 point improvement in the loss ratio and a 2.3 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses which were 3.0 points of the loss ratio for the three months ended June 30, 2022, as compared with 5.8 points of the loss ratio in the comparable 2021 period and favorable net prior year loss reserve development. The combined ratio excluding catastrophes and development improved 1.0 point for the three months ended June 30, 2022 as compared with the comparable 2021 period. The improvement in the expense ratio of 2.3 points was driven by lower acquisition costs and higher net earned premium partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 1.4 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.

International’s combined ratio improved 1.4 points for the three months ended June 30, 2022 as compared with the comparable 2021 period due to a 1.4 point improvement in the expense ratio driven by lower acquisition costs. The loss ratio for the three months ended June 30, 2022 was consistent with the comparable 2021 period as favorable net prior year loss reserve development and improved non-catastrophe current accident year underwriting results were offset by higher catastrophe losses. Catastrophe losses were 2.8 points of the loss ratio for the three months ended June 30, 2022, as compared with 0.8 points of the loss ratio in the comparable 2021 period.

Six Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Gross written premiums, excluding third-party captives, for Specialty increased $145 million for the six months ended June 30, 2022 as compared with the comparable 2021 period driven by rate and higher new business. Net written premiums for Specialty increased $75 million for the six months ended June 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the six months ended June 30, 2022 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $363 million for the six months ended June 30, 2022 as compared with the comparable 2021 period driven by higher new business and retention. Net written premiums for Commercial increased $344 million for the six months ended June 30, 2022 as compared with the comparable 2021 period. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to CNA’s property reinsurance program. Excluding the impact of the prior period written premium catch-up, net written premiums increased $232 million for the six months ended June 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the six months ended June 30, 2022 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $63 million for the six months ended June 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $90 million driven by retention and rate. Net written premiums for International increased $54 million for the six months ended June 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $78 million for the six months ended June 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the six months ended June 30, 2022 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations increased $24 million for the six months ended June 30, 2022 as compared with the comparable 2021 period primarily due to improved underwriting results largely offset by lower net investment income driven by limited partnership and common stock results.

Total catastrophe losses were $57 million for the six months ended June 30, 2022 as compared with $179 million for the comparable 2021 period. For the six months ended June 30, 2022 and 2021, Specialty had catastrophe losses of $1 million and $6 million, Commercial had catastrophe losses of $45 million and $166 million and International had catastrophe losses of $11 million and $7 million.

Favorable net prior year loss reserve development of $49 million and $26 million was recorded for the six months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, Specialty recorded favorable net prior year loss reserve development of $20 million and $25 million, Commercial recorded favorable net prior year loss reserve development of $24 million and no net prior year loss reserve development and International recorded favorable net prior year loss reserve development of $5 million and $1 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 0.1 point for the six months ended June 30, 2022 as compared with the comparable 2021 period due to a 0.5 point increase in the expense ratio largely offset by a 0.4 point improvement in the loss ratio. The increase in the expense ratio was driven by higher underwriting expenses partially offset by higher net earned premiums. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results. Catastrophe losses were 0.1 point of the loss ratio for the six months ended June 30, 2022, as compared with 0.3 points of the loss ratio in the comparable 2021 period.

Commercial’s combined ratio improved 9.3 points for the six months ended June 30, 2022 as compared with the comparable 2021 period primarily due to a 7.7 point improvement in the loss ratio and a 1.5 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses which were 2.4 points of the loss ratio for the six months ended June 30, 2022, as compared with 9.6 points of the loss ratio in the comparable 2021 period, and favorable net prior year loss reserve development. The combined ratio excluding catastrophes and development improved 0.5 points for the six months ended June 30, 2022 as compared with the comparable 2021 period. The improvement in the expense ratio was driven by lower acquisition costs and higher net earned premiums partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 1.1 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.

International’s combined ratio improved 2.4 points for the six months ended June 30, 2022 as compared with the comparable 2021 period due to a 1.5 point improvement in the expense ratio and a 0.9 point improvement in the loss ratio. The improvement in the expense ratio was driven by lower acquisition costs. The improvement in the loss ratio was driven by favorable net prior year loss reserve development and improved non-catastrophe current accident year underwriting results, partially offset by higher net catastrophe losses. Catastrophe losses were 2.0 points of the loss ratio for the six months ended June 30, 2022, as compared with 1.4 points of the loss ratio in the comparable 2021 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Net earned premiums	$118	$126	$238	$246
Net investment income	205	269	418	494
Core loss	(72)	(10)	(77)	(10)

Three Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Core results for Other Insurance Operations decreased $62 million for the three months ended June 30, 2022 as compared with the comparable 2021 period primarily due to lower net investment income and a $51 million charge for the three months ended June 30, 2022 related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse claims as compared with a $32 million charge in the comparable 2021 period. Net prior year loss reserve development is further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Core results for Other Insurance Operations decreased $67 million for the six months ended June 30, 2022 as compared with the comparable 2021 period primarily due to lower net investment income and higher net prior year loss reserve development associated with legacy mass tort abuse claims. These results were partially offset by the prior period recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”). Net prior year loss reserve development is further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Non-GAAP Reconciliation of Core Income to Net Income

The following table reconciles core income to net income attributable to Loews Corporation for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Core income (loss):
Property & Casualty Operations	$317	$351	$638	$614
Other Insurance Operations	(72)	(10)	(77)	(10)
Total core income	245	341	561	604
Investment gains (losses)	(40)	27	(43)	76
Consolidating adjustments including noncontrolling interests	(22)	(38)	(54)	(71)
Net income attributable to Loews Corporation	$183	$330	$464	$609

Boardwalk Pipelines

A significant portion of Boardwalk Pipelines’ revenues is fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as changes in pricing on contract renewals and other factors. Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in fuel and transportation expense, which are netted with fuel retained on our Consolidated Condensed Statements of Operations. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2022 and 2021, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes earnings before interest, income tax expense, depreciation and amortization (“EBITDA”), a non-GAAP measure, as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Operating revenues and other	$325	$312	$706	$684
Total	325	312	706	684
Expenses:
Operating and other:
Operating costs and expenses	132	116	254	241
Depreciation and amortization	99	93	194	185
Interest	42	40	84	81
Total	273	249	532	507
Income before income tax	52	63	174	177
Income tax expense	(13)	(16)	(44)	(45)
Net income attributable to Loews Corporation	$39	$47	$130	$132
EBITDA	$193	$196	$452	$443

Three Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $8 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. EBITDA decreased $3 million for the three months ended June 30, 2022 as compared with the comparable 2021 period.

Total revenues increased $13 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. Including the items in fuel and transportation expense, operating revenues increased $9 million, primarily driven by an increase in storage and parking and lending revenues of $5 million due to favorable market conditions and an increase in transportation revenues of $4 million due to recently completed growth projects.

Operating costs and expenses increased $16 million for the three months ended June 30, 2022 as compared with the comparable 2021 period. Excluding items offset with operating revenues, operating costs and expenses increased $12 million, primarily due to increased costs from maintenance projects associated with the requirements of the Pipeline and Hazardous Materials Safety Administration Mega Rule (“PHMSA Mega Rule”).

Depreciation and amortization expenses increased $6 million for the three months ended June 30, 2022 as compared with the comparable 2021 period due to an increased asset base from recently completed growth projects and a change in the estimated life of certain assets.

Interest expenses increased $2 million for the three months ended June 30, 2022 as compared with the comparable 2021 period, primarily due to higher average outstanding long-term debt.

Six Months Ended June 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $2 million for the six months ended June 30, 2022 as compared with the comparable 2021 period. EBITDA increased $9 million for the six months ended June 30, 2022 as compared with the comparable 2021 period.

Total revenues increased $22 million for the six months ended June 30, 2022 as compared with the comparable 2021 period, primarily driven by an increase in transportation revenues of $16 million due to recently completed growth projects and an increase in storage and parking and lending revenues of $6 million due to favorable market conditions.

Operating costs and expenses increased $13 million for the six months ended June 30, 2022 as compared with the comparable 2021 period primarily due to increased costs from maintenance projects associated with the requirements of the PHMSA Mega Rule.

Depreciation and amortization expenses increased $9 million for the six months ended June 30, 2022 as compared with the comparable 2021 period due to an increased asset base from recently completed growth projects and a change in the estimated life of certain assets.

Interest expense increased $3 million for the six months ended June 30, 2022 as compared with the comparable 2021 period primarily due to higher average outstanding long-term debt.

Non-GAAP Reconciliation of Net Income attributable to Loews Corporation to EBITDA

The following table for Boardwalk Pipelines presents a reconciliation of net income attributable to Loews Corporation to EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Net income attributable to Loews Corporation	$39	$47	$130	$132
Income tax expense	13	16	44	45
Depreciation and amortization	99	93	194	185
Interest	42	40	84	81
EBITDA	$193	$196	$452	$443

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2022 and 2021, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Operating revenue	$168	$76	$291	$115
Revenues related to reimbursable expenses	32	22	61	40
Total	200	98	352	155
Expenses:
Operating and other:
Operating	123	80	231	138
Asset impairment	14		14
Reimbursable expenses	32	22	61	40
Depreciation and amortization expense	16	16	31	32
Equity (income) loss from joint ventures	(53)	(3)	(79)	9
Interest	4	9	8	17
Total	136	124	266	236
Income (loss) before income tax	64	(26)	86	(81)
Income tax (expense) benefit	(20)	5	(27)	17
Net income (loss) attributable to Loews Corporation	$44	$(21)	$59	$(64)

Net income (loss) attributable to Loews Corporation improved by $65 million and $123 million for the three and six months ended June 30, 2022 as compared to the comparable prior year periods.

Loews Hotels & Co’s results significantly improved for the three and six months ended June 30, 2022 as compared with the comparable 2021 periods as overall travel demand and resulting business levels were considerably higher in 2022. Travel, particularly to resort destinations, has significantly rebounded from the impacts of the COVID-19 pandemic causing overall occupancy rates to improve.

Operating revenues improved by $92 million and $176 million and operating expenses increased by $43 million and $93 million for the three and six months ended June 30, 2022 as compared with the comparable 2021 periods. The increase in operating revenues was driven by stronger occupancy levels and higher average daily rates at many hotels in 2022 as compared to 2021. Operating expenses have likewise increased to support the higher demand levels and resumption of additional pre-pandemic services.

Equity (income) loss from joint ventures improved $50 million and $88 million for the three and six months ended June 30, 2022 as compared with the comparable 2021 periods. This improvement was the result of having all 9,000 rooms available at the Universal Orlando Resort in the first half of 2022 along with greater occupancy levels and higher average daily rates, particularly at the Universal Orlando Resort.

During the second quarter of 2022, Loews Hotels & Co recorded an impairment charge of $14 million to reduce the carrying value of an asset to its estimated fair value.

Interest expense decreased $5 million and $9 million for the three and six months ended June 30, 2022 as compared with the comparable 2021 periods due primarily to the increase in fair value of an interest rate cap that was executed in the first quarter of 2022, higher capitalized interest on a project under development, and lower average debt balances.

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of the trading portfolio held at the Parent Company. Corporate also includes the consolidated operations of Altium Packaging through March 31, 2021 and the equity method of accounting for Altium Packaging subsequent to its deconsolidation on April 1, 2021.

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Net investment income (loss)	$(65)	$24	$(81)	$70
Investment gains		540		540
Operating revenues and other	2		2	281
Total	(63)	564	(79)	891
Expenses:
Operating and other	23	30	45	338
Interest	22	22	44	70
Total	45	52	89	408
Income (loss) before income tax	(108)	512	(168)	483
Income tax (expense) benefit	22	(114)	33	(145)
Net income (loss) attributable to Loews Corporation	$(86)	$398	$(135)	$338

Net investment losses for the Parent Company were $65 million and $81 million for the three and six months ended June 30, 2022 as compared with income of $24 million and $70 million for the comparable 2021 periods, primarily due to the decline in fair value of equity based investments.

Investment gains of $540 million for the three and six months ended June 30, 2021 were primarily due to a gain of $555 million ($438 million after tax) on the sale of 47% of Altium Packaging and deconsolidation on April 1, 2021.

Operating revenues and other for the six months ended June 30, 2021 include $280 million of consolidated operating revenues for Altium Packaging through March 31, 2021.

Operating and other expenses decreased $7 million for the three months ended June 30, 2022 as compared with the comparable 2021 period, primarily due to lower corporate overhead expenses at the Parent Company. Operating and other expenses decreased $293 million for the six months ended June 30, 2022 as compared with the comparable 2021 period, primarily due to $279 million of operating expenses for Altium Packaging through March 31, 2021 prior to its deconsolidation and use of the equity method for Altium Packaging since its deconsolidation. In addition, there were lower corporate overhead and legal expenses at the Parent Company for the six months ended June 30, 2022 as compared with the comparable 2021 period.

Interest expenses decreased $26 million for the six months ended June 30, 2022 as compared with the comparable 2021 period due to consolidated interest expenses for Altium Packaging through March 31, 2021, which included a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt.

Income tax expense of $114 million and $145 million for the three and six months ended June 30, 2021 includes the recognition of $117 million of taxes on the investment gain related to the sale of 47% of Altium Packaging. The income tax expense for the six months ended June 30, 2021 also included the recognition of a $40 million deferred tax liability related to the sale of Altium Packaging.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.5 billion at June 30, 2022 as compared to $3.4 billion at December 31, 2021. During the six months ended June 30, 2022, we received $681 million in cash dividends from CNA, including a special cash dividend of $486 million. Cash outflows during the six months ended June 30, 2022 included the payment of $380 million to fund treasury stock purchases, $31 million of cash dividends to our shareholders and $33 million of cash contributions to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the six months ended June 30, 2022, we purchased 6.3 million shares of Loews Corporation common stock. As of July 29, 2022, we had purchased an additional 1.3 million shares of Loews Corporation common stock in 2022 at an additional aggregate cost of $75 million. As of July 29, 2022, there were 240,947,343 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $1.3 billion for the six months ended June 30, 2022 and $685 million for the comparable 2021 period. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium.

CNA paid cash dividends of $2.80 per share on its common stock, including a special cash dividend of $2.00 per share, during the six months ended June 30, 2022. On July 29, 2022, CNA’s Board of Directors declared a quarterly cash dividend of $0.40 per share payable September 1, 2022 to shareholders of record on August 15, 2022. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2022, CCC was in a positive earned surplus position. CCC paid dividends of $690 million and $480 million during the six months ended June 30, 2022 and 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $35 million for the six months ended June 30, 2022 compared to the comparable 2021 period, primarily due to the timing of receivables and prepaids.

For the six months ended June 30, 2022 and 2021, Boardwalk Pipelines’ capital expenditures were $122 million and $138 million, consisting of growth capital expenditures of $76 million and $86 million and maintenance capital expenditures of $39 million and $52 million. During the six months ended June 30, 2022, Boardwalk Pipelines also spent $7 million on natural gas to be used in its integrated natural gas pipeline system.

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

In June of 2022, Boardwalk Pipelines’ revolving credit facility was amended to, among other things, extend the maturity date by one year to May 27, 2027, while preserving the two one-year extensions that can be exercised at Boardwalk Pipelines’ election and complete a full transition to interest rates based on the term Secured Overnight Financing Rate (“SOFR”). As of June 30, 2022, Boardwalk Pipelines had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under its revolving credit facility.

As of June 30, 2022, Loews Hotels & Co, through its subsidiaries, has loans that mature within twelve months and is actively working with lenders to refinance $13 million in current maturities of long term debt. Extending these loans, along with certain loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of a subsidiary’s debt. Through the date of this Report, none of Loews Hotels & Co’s subsidiaries are in default on any of their loans.

Through July 29, 2022, Loews Hotels & Co received capital contributions of $33 million from Loews Corporation to fund development projects.

INVESTMENTS

Investment activities of our non-insurance subsidiaries primarily consist of investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. Certain of these types of Parent Company investments generally have greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Fixed income securities:
Taxable fixed income securities	$385	$356	$753	$715
Tax-exempt fixed income securities	66	79	139	159
Total fixed income securities	451	435	892	874
Limited partnership and common stock investments	(15)	156	(7)	217
Other, net of investment expense	(4)		(5)	4
Net investment income	$432	$591	$880	$1,095

Effective income yield for the fixed income securities portfolio	4.3%	4.3%	4.3%	4.4%
Limited partnership and common stock return	(0.7)%	8.3%	(0.3)%	12.1%

CNA’s net investment income decreased $159 million and $215 million for the three and six months ended June 30, 2022 as compared with the comparable 2021 periods, driven by unfavorable limited partnership and common stock results, partially offset by higher income from fixed income securities.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(30)	$43	$(27)	$79
States, municipalities and political subdivisions	19		22	(1)
Asset-backed	(4)	(12)	(12)	(9)
Total fixed maturity securities	(15)	31	(17)	69
Non-redeemable preferred stock	(71)	17	(109)	19
Short term and other	27	(10)	56	7
Total investment gains (losses)	(59)	38	(70)	95
Income tax (expense) benefit	19	(11)	27	(19)
Amounts attributable to noncontrolling interests	4	(3)	4	(8)
Investment gains (losses) attributable to Loews Corporation	$(36)	$24	$(39)	$68

CNA’s investment results decreased $97 million and $165 million for the three and six months ended June 30, 2022 as compared with the comparable 2021 periods, driven by the unfavorable change in fair value of non-redeemable preferred stock.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2022		December 31, 2021
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,455	$(217)	$2,600	$42
AAA	2,644	(87)	3,784	360
AA	7,136	(335)	7,665	823
A	8,825	(195)	9,511	1,087
BBB	16,317	(784)	18,458	2,043
Non-investment grade	2,008	(207)	2,362	91
Total	$39,385	$(1,825)	$44,380	$4,446

As of June 30, 2022 and December 31, 2021, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.6 billion and $1.7 billion of pre-refunded municipal bonds as of June 30, 2022 and December 31, 2021.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,150	$223
AAA	1,232	205
AA	4,078	581
A	5,454	493
BBB	11,806	1,111
Non-investment grade	1,643	229
Total	$26,363	$2,842

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$408	$8
Due after one year through five years	6,043	272
Due after five years through ten years	10,821	1,145
Due after ten years	9,091	1,417
Total	$26,363	$2,842

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

	June 30, 2022		December 31, 2021
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$15,433	9.7	$18,458	9.2
Other investments	25,608	5.0	28,915	4.9
Total	$41,041	6.8	$47,373	6.6

The effective duration of investments supporting Other Insurance Operations liabilities at June 30, 2022 lengthened as compared with December 31, 2021, reflecting strategic repositioning to capitalize on higher rates and reduce reinvestment risk.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded or disclosed in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

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

The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than the expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The net impact of these changes is expected to be a $2.0 billion - $2.3 billion (after tax and noncontrolling interests) decrease in Accumulated other comprehensive income as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the interest rates in effect as of June 30, 2022 been used in the calculation, the transition impact would have been a $0.3 billion - $0.6 billion (after tax and noncontrolling interests) decrease in Accumulated other comprehensive income.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2022. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2022 - April 30, 2022	294,349	$64.15	N/A	N/A

May 1, 2022 - May 31, 2022	1,142,397	62.92	N/A	N/A

June 1, 2022 - June 30, 2022	2,766,365	59.04	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
By-Laws of Registrant as amended and restated as of May 10, 2022, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on May 11, 2022 (File No. 001-06541)	3.1

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 1, 2022	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

