Form 10-Q
period 2022-09-30
LOEWS CORP
filed 2022-10-31
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
As of October 28, 2022, there were 237,427,052 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2022	2021
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $41,588 and $39,952, less allowance for credit loss of $3 and $18	$37,504	$44,380
Equity securities, cost of $1,581 and $1,546	1,340	1,674
Limited partnership investments	1,975	1,933
Other invested assets, primarily mortgage loans, less allowance for credit loss of $24 and $16	1,053	1,091
Short term investments	4,125	4,860
Total investments	45,997	53,938
Cash	886	621
Receivables	9,458	9,273
Property, plant and equipment	9,949	9,888
Goodwill	344	349
Deferred non-insurance warranty acquisition expenses	3,653	3,476
Deferred acquisition costs of insurance subsidiaries	787	737
Other assets	4,037	3,344
Total assets	$75,111	$81,626

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,700	$24,174
Future policy benefits	10,454	13,236
Unearned premiums	6,195	5,761
Total insurance reserves	41,349	43,171
Payable to brokers	359	90
Short term debt	814	93
Long term debt	8,475	8,986
Deferred income taxes	245	1,079
Deferred non-insurance warranty revenue	4,706	4,503
Other liabilities	4,510	4,529
Total liabilities	60,458	62,451

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 248,665,240 and 248,467,051 shares	2	2
Additional paid-in capital	2,886	2,885
Retained earnings	15,377	14,776
Accumulated other comprehensive income (loss)	(3,803)	186
	14,462	17,849
Less treasury stock, at cost (10,515,975 and 50,000 shares)	(616)	(3)
Total shareholders’ equity	13,846	17,846
Noncontrolling interests	807	1,329
Total equity	14,653	19,175
Total liabilities and equity	$75,111	$81,626
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions, except per share data)

Revenues:
Insurance premiums	$2,221	$2,059	$6,435	$6,056
Net investment income	404	483	1,202	1,649
Investment gains (losses)	(96)	22	(166)	657
Non-insurance warranty revenue	399	357	1,173	1,054
Operating revenues and other	533	450	1,607	1,580
Total	3,461	3,371	10,251	10,996

Expenses:
Insurance claims and policyholders’ benefits	1,665	1,632	4,703	4,684
Amortization of deferred acquisition costs	383	368	1,101	1,084
Non-insurance warranty expense	371	330	1,092	973
Operating expenses and other	760	638	2,166	2,208
Interest	92	99	284	324
Total	3,271	3,067	9,346	9,273
Income before income tax	190	304	905	1,723
Income tax expense	(47)	(58)	(190)	(391)
Net income	143	246	715	1,332
Amounts attributable to noncontrolling interests	(13)	(26)	(67)	(97)
Net income attributable to Loews Corporation	$130	$220	$648	$1,235

Basic net income per share	$0.54	$0.86	$2.65	$4.71
Diluted net income per share	$0.54	$0.85	$2.64	$4.70

Weighted average shares outstanding:
Shares of common stock	240.37	256.76	244.57	262.27
Dilutive potential shares of common stock	0.39	0.54	0.46	0.50
Total weighted average shares outstanding assuming dilution	240.76	257.30	245.03	262.77

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Net income	$143	$246	$715	$1,332

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(2)		(8)
Net unrealized losses on other investments	(1,327)	(138)	(4,284)	(465)
Total unrealized losses on investments	(1,329)	(138)	(4,292)	(465)
Unrealized gains on cash flow hedges	4	2	28	14
Pension and postretirement benefits	6	16	18	32
Foreign currency translation	(106)	(33)	(189)	(19)

Other comprehensive loss	(1,425)	(153)	(4,435)	(438)

Comprehensive income (loss)	(1,282)	93	(3,720)	894

Amounts attributable to noncontrolling interests	119	(9)	379	(49)

Total comprehensive income (loss) attributable to Loews Corporation	$(1,163)	$84	$(3,341)	$845

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, July 1, 2021	$19,398	$3	$3,121	$15,132	$327	$(500)	$1,315
Net income	246			220			26
Other comprehensive loss	(153)				(136)		(17)
Dividends paid ($0.0625 per share)	(27)			(16)			(11)
Purchases of Loews Corporation treasury stock	(333)					(333)
Stock-based compensation	(2)		(2)
Other	1		1
Balance, September 30, 2021	$19,130	$3	$3,120	$15,336	$191	$(833)	$1,313

Balance, July 1, 2022	$16,221	$2	$2,869	$15,261	$(2,510)	$(386)	$985
Net income	143			130			13
Other comprehensive loss	(1,425)				(1,293)		(132)
Dividends paid ($0.0625 per share)	(23)			(15)			(8)
Purchase of subsidiary stock from noncontrolling interests	(45)		5				(50)
Purchases of Loews Corporation treasury stock	(230)					(230)
Stock-based compensation	9		8				1
Other	3		4	1			(2)
Balance, September 30, 2022	$14,653	$2	$2,886	$15,377	$(3,803)	$(616)	$807

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2021	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	1,332			1,235			97
Other comprehensive loss	(438)				(390)		(48)
Dividends paid ($0.1875 per share)	(103)			(49)			(54)
Purchase of subsidiary stock from noncontrolling interests	(18)						(18)
Purchases of Loews Corporation treasury stock	(826)					(826)
Stock-based compensation	5		(11)				16
Other	(3)		(2)				(1)
Balance, September 30, 2021	$19,130	$3	$3,120	$15,336	$191	$(833)	$1,313

Balance, January 1, 2022	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329
Net income	715			648			67
Other comprehensive loss	(4,435)				(3,989)		(446)
Dividends paid ($0.1875 per share)	(133)			(46)			(87)
Purchase of subsidiary stock from noncontrolling interests	(66)		4				(70)
Purchases of Loews Corporation treasury stock	(614)					(614)
Stock-based compensation	11		(6)				17
Other	—		3	(1)		1	(3)
Balance, September 30, 2022	$14,653	$2	$2,886	$15,377	$(3,803)	$(616)	$807

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2022	2021
(In millions)

Operating Activities:

Net income	$715	$1,332
Adjustments to reconcile net income to net cash provided by operating activities, net	779	(85)
Changes in operating assets and liabilities, net:
Receivables	(447)	(1,115)
Deferred acquisition costs	(66)	(15)
Insurance reserves	1,743	1,891
Other assets	(486)	(853)
Other liabilities	161	701
Trading securities	293	(180)
Net cash flow provided by operating activities	2,692	1,676

Investing Activities:

Purchases of fixed maturities	(8,768)	(7,127)
Proceeds from sales of fixed maturities	4,885	2,510
Proceeds from maturities of fixed maturities	2,095	3,360
Purchases of equity securities	(245)	(242)
Proceeds from sales of equity securities	230	237
Purchases of limited partnership investments	(265)	(281)
Proceeds from sales of limited partnership investments	156	239
Purchases of property, plant and equipment	(437)	(327)
Dispositions	16	52
(Investment in) sale of interest in Altium Packaging	(79)	417
Change in short term investments	568	725
Other, net	65	13
Net cash flow used by investing activities	(1,779)	(424)

Financing Activities:

Dividends paid	(46)	(49)
Dividends paid to noncontrolling interests	(87)	(54)
Purchases of Loews Corporation treasury stock	(611)	(825)
Purchases of subsidiary stock from noncontrolling interests	(66)	(18)
Principal payments on debt	(327)	(1,154)
Issuance of debt	532	1,199
Other, net	(16)	(12)
Net cash flow used by financing activities	(621)	(913)

Effect of foreign exchange rate on cash	(27)	(6)

Net change in cash	265	333
Cash, beginning of period	621	478
Cash, end of period	$886	$811

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

On April 1, 2021, Loews Corporation sold 47% of Altium Packaging LLC (“Altium Packaging”), previously a 99% owned subsidiary, for $420 million in cash consideration, and following the transaction Loews Corporation deconsolidated Altium Packaging. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with the investment reported in Other assets on the Consolidated Condensed Balance Sheets and equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations. The transaction resulted in a gain of $555 million ($438 million after tax) for the nine months ended September 30, 2021, which was recorded in Investment gains (losses) on the Consolidated Condensed Statement of Operations. For additional information regarding the deconsolidation of Altium Packaging, see Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2022 and December 31, 2021 and results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2022 and 2021 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

The most significant impact at the transition date will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a decrease of approximately $2.1 billion (after tax and noncontrolling interests) in Accumulated other comprehensive income (“AOCI”) as of the transition date of January 1, 2021. There is a minimal transition impact expected to retained earnings.

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

2. Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Fixed maturity securities	$454	$425	$1,324	$1,278
Limited partnership investments	(32)	89	(5)	285
Equity securities (a)	2	4	(7)	53
Income (loss) from trading portfolio (a)	(18)	(30)	(95)	46
Other	19	13	47	43
Total investment income	425	501	1,264	1,705
Investment expenses	(21)	(18)	(62)	(56)
Net investment income	$404	$483	$1,202	$1,649
(a) Net investment income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of September 30, 2022 and 2021	$(68)	$(55)	$(179)	$(9)

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Fixed maturity securities:
Gross gains	$23	$50	$94	$159
Gross losses	(134)	(28)	(222)	(68)
Investment gains (losses) on fixed maturity securities	(111)	22	(128)	91
Equity securities (a)	(2)	(2)	(111)	17
Derivative instruments	24	2	79	7
Short term investments and other	(7)		(6)	(13)
Altium Packaging (see Note 1)				555
Investment gains (losses)	$(96)	$22	$(166)	$657
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of September 30, 2022 and 2021	$(2)	$(2)	$(109)	$15

Investment gains (losses) for the three months ended September 30, 2022 in the table above include a $35 million net loss related to the expected novation of a coinsurance agreement on CNA’s legacy annuity business, which was transacted on a funds withheld basis and gave rise to an embedded derivative. The net loss of $35 million is comprised of a $59 million loss on the fixed maturity securities supporting the funds withheld liability to recognize unrealized losses which had been included in AOCI since the inception of the coinsurance agreement, partially offset by a $24 million gain on the associated embedded derivative. Taken together, this net loss is the final recognition of changes in the valuation of the funds held assets and offsets previously recognized investment gains on the associated embedded derivative.

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$24		$53	$5
Asset-backed	1	$11	2	11
Impairment losses (gains) recognized in earnings	$25	$11	$55	$16

There were $8 million of losses on mortgage loans recognized during the three and nine months ended September 30, 2022 primarily due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and nine months ended September 30, 2021.

The following tables present a summary of fixed maturity securities:

September 30, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$23,082	$231	$2,398		$20,915
States, municipalities and political subdivisions	9,244	259	1,080		8,423
Asset-backed:
Residential mortgage-backed	3,153	6	470		2,689
Commercial mortgage-backed	1,921	4	237		1,688
Other asset-backed	3,264	2	349	$3	2,914
Total asset-backed	8,338	12	1,056	3	7,291
U.S. Treasury and obligations of government sponsored enterprises	107	3	1		109
Foreign government	544	2	48		498
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	41,318	507	4,583	3	37,239
Fixed maturities trading	270		5		265
Total fixed maturity securities	$41,588	$507	$4,588	$3	$37,504

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14		11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8		2,956
Commercial mortgage-backed	1,987	63	19		2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government sponsored enterprises	132	1	3		130
Foreign government	570	15	2		583
Fixed maturities available-for-sale	39,945	4,558	112	18	44,373
Fixed maturities trading	7				7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380

The net unrealized gains and losses on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent there are unrealized gains on fixed income securities supporting the reserves of certain products within the Life & Group business that would result in a premium deficiency, or would impact the reserve balance if realized, a related increase in Insurance reserves is recorded as a reduction of net unrealized gains (losses), net of tax and noncontrolling interests, through Other comprehensive income (loss) (“Shadow Adjustments”). As of September 30, 2022 and December 31, 2021, the net unrealized gains and losses on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $41 million and $2.2 billion (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$16,707	$2,117	$914	$281	$17,621	$2,398
States, municipalities and political subdivisions	4,793	1,029	128	51	4,921	1,080
Asset-backed:
Residential mortgage-backed	2,582	462	17	8	2,599	470
Commercial mortgage-backed	1,372	194	233	43	1,605	237
Other asset-backed	2,433	307	233	42	2,666	349
Total asset-backed	6,387	963	483	93	6,870	1,056
U.S. Treasury and obligations of government-sponsored enterprises	61	1			61	1
Foreign government	446	42	25	6	471	48
Total fixed maturity securities	$28,394	$4,152	$1,550	$431	$29,944	$4,583

December 31, 2021

Fixed maturity securities:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14			730	14
Asset-backed:
Residential mortgage-backed	1,043	8			1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62		902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5		74	3
Foreign government	97	2			97	2
Total fixed maturity securities	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2022		December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,360	$360	$898	$8
AAA	1,566	318	368	6
AA	4,430	917	875	17
A	6,548	838	1,516	23
BBB	13,394	1,902	1,812	42
Non-investment grade	1,646	248	596	16
Total	$29,944	$4,583	$6,065	$112

Based on current facts and circumstances, the unrealized losses presented in the September 30, 2022 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the recent volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at September 30, 2022.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $401 million, $369 million and $387 million as of September 30, 2022, December 31, 2021 and September 30, 2021 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended September 30, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2022	$—	$5	$5
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets			—

Reductions to the allowance for credit losses:
Write-offs charged against the allowance			—

Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period		(2)	(2)
Total allowance for credit losses	$—	$3	$3

Three months ended September 30, 2021	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2021	$24	$21	$45
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	16		16
Total allowance for credit losses	$10	$21	$31

Nine months ended September 30, 2022

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	12		12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(7)	(6)
Total allowance for credit losses	$—	$3	$3

Nine months ended September 30, 2021

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	4	4	8

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Write-offs charged against the allowance	16		16

Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)		(9)
Total allowance for credit losses	$10	$21	$31

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2022		December 31, 2021
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$952	$948	$1,603	$1,624
Due after one year through five years	9,487	9,000	10,637	11,229
Due after five years through ten years	14,323	12,765	13,294	14,338
Due after ten years	16,556	14,526	14,411	17,182
Total	$41,318	$37,239	$39,945	$44,373

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$9	$13	$112	$29	$54	$275	$492
LTV 55% to 65%							—
LTV greater than 65%	18	11					29
DSCR 1.2x - 1.6x
LTV less than 55%	5	49	18	56	10	42	180
LTV 55% to 65%	87		20			8	115
LTV greater than 65%							—
DSCR ≤1.2x
LTV less than 55%				57			57
LTV 55% to 65%		21		44			65
LTV greater than 65%	10			22		7	39
Total	$129	$94	$150	$208	$64	$332	$977

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	September 30, 2022			December 31, 2021
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:

Interest rate swaps	$240	$19		$100
Embedded derivative on funds withheld liability	220	1		270		$(12)
Other	127	7

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of September 30, 2022, commitments to purchase or fund were approximately $1.6 billion and to sell were approximately $100 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

September 30, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$118	$20,605	$802	$21,525
States, municipalities and political subdivisions		8,381	42	8,423
Asset-backed		6,575	716	7,291
Fixed maturities available-for-sale	118	35,561	1,560	37,239
Fixed maturities trading	183	82		265
Total fixed maturities	$301	$35,643	$1,560	$37,504

Equity securities	$685	$625	$30	$1,340
Short term and other	3,847	163		4,010
Receivables		19		19
Payable to brokers	(90)			(90)

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$140	$23,768	$937	$24,845
States, municipalities and political subdivisions		11,887	56	11,943
Asset-backed		7,029	556	7,585
Fixed maturities available-for-sale	140	42,684	1,549	44,373
Fixed maturities trading		7		7
Total fixed maturities	$140	$42,691	$1,549	$44,380

Equity securities	$924	$721	$29	$1,674
Short term and other	4,696	74		4,770
Payable to brokers	(70)			(70)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2022	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$846	$1	$(50)	$9		$(4)			$802		$(51)
States, municipalities and political
subdivisions	46		(4)						42		(4)
Asset-backed	641	7	(38)	116		(14)	$47	$(43)	716		(38)
Fixed maturities available-for-sale	1,533	8	(92)	125	$—	(18)	47	(43)	1,560	$—	(93)
Fixed maturities trading	—								—
Total fixed maturities	$1,533	$8	$(92)	$125	$—	$(18)	$47	$(43)	$1,560	$—	$(93)

Equity securities	$47	$(7)						$(10)	$30	$(7)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2021	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$883	$1	$1	$55		$(11)		$(52)	$877		$2
States, municipalities and political
subdivisions	57								57
Asset-backed	410	1	1	83	$(9)	(11)	$41	(38)	478
Fixed maturities available-for-sale	1,350	2	2	138	(9)	(22)	41	(90)	1,412	$—	2
Fixed maturities trading	—								—
Total fixed maturities	$1,350	$2	$2	$138	$(9)	$(22)	$41	$(90)	$1,412	$—	$2

Equity securities	$36	$(2)		$1	$(11)		$11	$(10)	$25	$(3)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(1)	$(203)	$127	$(5)	$(63)	$10		$802		$(203)
States, municipalities and political
subdivisions	56		(14)						42		(14)
Asset-backed	556	18	(122)	348	(2)	(54)	66	$(94)	716		(121)
Fixed maturities available-for-sale	1,549	17	(339)	475	(7)	(117)	76	$(94)	1,560	$—	(338)
Fixed maturities trading	—								—
Total fixed maturities	$1,549	$17	$(339)	$475	$(7)	$(117)	$76	$(94)	$1,560	$—	$(338)

Equity securities	$29	$(7)		$12	$(3)	$9		$(10)	$30	$(8)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2021	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(9)	$(23)	$219	$(3)	$(35)	$10	$(52)	$877		$(22)
States, municipalities and political
subdivisions	46			12		(1)			57
Asset-backed	308	4	(4)	197	(9)	(38)	71	(51)	478		(5)
Fixed maturities available-for-sale	1,124	(5)	(27)	428	(12)	(74)	81	(103)	1,412	$—	(27)
Fixed maturities trading	8	(6)				(2)			—
Total fixed maturities	$1,132	$(11)	$(27)	$428	$(12)	$(76)	$81	$(103)	$1,412	$—	$(27)

Equity securities	$43	$(15)		$11	$(15)		$11	$(10)	$25	$(1)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

September 30, 2022	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,111	Discounted cash flow	Credit spread	1%	—	11%	(3%)

December 31, 2021

Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1%	—	7%	(2%)

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

	Carrying Amount	Estimated Fair Value
September 30, 2022		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$953			$880	$880

Liabilities:
Short term debt	813		$794	14	808
Long term debt	8,470		7,135	666	7,801

December 31, 2021

Assets:
Other invested assets, primarily mortgage loans	$973			$1,018	$1,018

Liabilities:
Short term debt	93			93	93
Long term debt	8,981		$9,170	611	9,781

4. Claim and Claim Adjustment Expense Reserves and Future Policy Benefit Reserves

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $114 million and $178 million were recorded for the three months ended September 30, 2022 and 2021 and $171 million and $357 million were recorded for the nine months ended September 30, 2022 and 2021. Catastrophe losses for the three and nine months ended September 30, 2022 were driven primarily by severe weather related events, including $87 million for Hurricane Ian. Catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida. Catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group business.

Nine Months Ended September 30	2022	2021
(In millions)

Reserves, beginning of year:
Gross	$24,174	$22,706
Ceded	4,969	4,005
Net reserves, beginning of year	19,205	18,701

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer		(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,638	4,474
Decrease in provision for insured events of prior years	(144)	(130)
Amortization of discount	131	137
Total net incurred (a)	4,625	4,481

Net payments attributable to:
Current year events	(523)	(629)
Prior year events	(3,371)	(2,874)
Total net payments	(3,894)	(3,503)

Foreign currency translation adjustment and other	(383)	(51)

Net reserves, end of period	19,553	18,996
Ceded reserves, end of period	5,147	4,836
Gross reserves, end of period	$24,700	$23,832

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the excess workers’ compensation loss portfolio transfer, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

For commercial property and casualty operations (“Property & Casualty Operations”) favorable net prior year development of $17 million and $10 million was recorded for the three months ended September 30, 2022 and 2021 and favorable net prior year development of $66 million and $36 million was recorded for the nine months ended September 30, 2022 and 2021. Unfavorable net prior year loss reserve development of $64 million and $40 million was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”) for the nine months ended September 30, 2022 and 2021.

The following table and discussion presents details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Medical professional liability	$8	$8	$17	$16
Other professional liability and management liability	9		22	10
Surety	(20)	(15)	(48)	(53)
Commercial auto			21	30
General liability			41
Workers’ compensation	(2)	2	(86)	(40)
Property and other	(12)	(5)	(33)	1
Other insurance operations			64	40
Total pretax (favorable) unfavorable development	$(17)	$(10)	$(2)	$4

Three Months

2022

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

2021

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Nine Months

2022

Unfavorable development in medical professional liability was due to higher than expected large loss activity in recent accident years.

Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in CNA’s cyber and professional errors and omissions businesses in multiple accident years.

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

Favorable development in property and other was mainly due to lower than expected loss emergence in a recent accident year for warranty.

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

Unfavorable development in property and other was due to higher than expected claim severity in CNA’s medical treatment business mostly offset by favorable development due to lower than expected loss emergence across multiple accident years in commercial.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $17 million and $8 million for the three months ended September 30, 2022 and 2021 and $40 million and $30 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the cumulative amounts ceded under the LPT were $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was $389 million and $429 million as of September 30, 2022 and December 31, 2021 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.3 billion as of September 30, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the A&EP claims.

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

CNA’s most recent annual claim reserve reviews were completed in the third quarter of 2022. The long term care claim reserve review resulted in a $25 million pretax reduction in reserves driven by a $107 million favorable impact from the release of all remaining IBNR reserves established during 2020 and 2021 in response to the COVID-19 pandemic partially offset by an $82 million unfavorable impact from higher claim severity, including utilization and cost of care inflation, than anticipated in the reserve estimates. The structured settlement claim reserve review resulted in a $5 million pretax reduction in reserves due to discount rate assumption changes. CNA’s 2021 annual claim reserve reviews were completed in the third quarter of 2021 resulting in a $40 million pretax reduction in long term care reserves primarily due to lower claim severity than anticipated in the reserve estimates and a $2 million pretax increase in the structured settlement claim reserves primarily due to lower discount rate assumptions and mortality assumption changes.

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

Annually, in the third quarter, CNA assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined. If the GPV required reserves are less than the existing recorded reserves, assumptions remain locked in and no adjustment is made.

The GPV for the long term care future policy benefit reserves, performed in the third quarters of 2022 and 2021, indicated recorded reserves included a pretax margin of approximately $125 million and $72 million as of September 30, 2022 and 2021.

5. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and nine months ended September 30, 2021 and 2022:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2021	$—	$1,271	$(11)	$(863)	$(70)	$327
Other comprehensive income (loss) before reclassifications, after tax of $0, $32, $0, $0 and $0		(121)	1	3	(33)	(150)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $5, $0, $(2) and $0		(17)	1	13		(3)
Other comprehensive income (loss)	—	(138)	2	16	(33)	(153)
Amounts attributable to noncontrolling interests		14		(1)	4	17
Balance, September 30, 2021	$—	$1,147	$(9)	$(848)	$(99)	$191

Balance, July 1, 2022	$(7)	$(1,721)	$18	$(625)	$(175)	$(2,510)
Other comprehensive income (loss) before reclassifications, after tax of $1, $381, $0, $0 and $0		(1,429)	6		(106)	(1,529)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $0, $(11), $(1), $(2) and $0	(2)	102	(2)	6		104
Other comprehensive income (loss)	(2)	(1,327)	4	6	(106)	(1,425)
Amounts attributable to noncontrolling interests	(1)	124		(1)	10	132
Balance, September 30, 2022	$(10)	$(2,924)	$22	$(620)	$(271)	$(3,803)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2021	$—	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $1, $104, $(3), $0 and $0	(2)	(391)	12	1	(19)	(399)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(1), $20, $(2), $(7) and $0	2	(74)	2	31		(39)
Other comprehensive income (loss)	—	(465)	14	32	(19)	(438)
Amounts attributable to noncontrolling interests		49		(3)	2	48
Balance, September 30, 2021	$—	$1,147	$(9)	$(848)	$(99)	$191

Balance, January 1, 2022	$(2)	$930	$(6)	$(636)	$(100)	$186
Other comprehensive income (loss) before reclassifications, after tax of $1, $1,165, $3, $0 and $0	(5)	(4,401)	27		(189)	(4,568)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(15), $0, $(5) and $0	(3)	117	1	18		133
Other comprehensive income (loss)	(8)	(4,284)	28	18	(189)	(4,435)
Amounts attributable to noncontrolling interests		430		(2)	18	446
Balance, September 30, 2022	$(10)	$(2,924)	$22	$(620)	$(271)	$(3,803)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Treasury Stock

Loews Corporation repurchased 10.5 million and 15.7 million shares of its common stock at aggregate costs of $614 million and $826 million during the nine months ended September 30, 2022 and 2021. Loews Corporation purchased 0.7 million shares of CNA’s common stock at an aggregate cost of $26 million during the nine months ended September 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Non-insurance warranty – CNA Financial	$399	$357	$1,173	$1,054

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$329	$296	$1,013	$959
Lodging and related services – Loews Hotels & Co	171	129	507	279
Rigid plastic packaging and recycled resin – Corporate (a)				280
Total revenues from contracts with customers	500	425	1,520	1,518
Other revenues	33	25	87	62
Operating revenues and other	$533	$450	$1,607	$1,580

(a)Revenues presented reflect the consolidated results of Altium Packaging through March 31, 2021.

Receivables from contracts with customers – As of September 30, 2022 and December 31, 2021, receivables from contracts with customers were approximately $144 million and $145 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of September 30, 2022 and December 31, 2021, deferred revenue resulting from contracts with customers was approximately $4.8 billion and $4.6 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $1.0 billion and $916 million of revenues recognized during the nine months ended September 30, 2022 and 2021 were included in deferred revenue as of December 31, 2021 and 2020.

Performance obligations – As of September 30, 2022, approximately $13.4 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and hydrocarbons (“NGLs”) at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $0.8 billion will be recognized during the remaining three months of 2022, $2.7 billion in 2023 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Service cost	$1	$1	$2	$2
Interest cost	20	17	57	53
Expected return on plan assets	(41)	(41)	(124)	(127)
Amortization of unrecognized net loss	8	12	24	37
Settlements			2	2
Regulatory asset (increase) decrease	(1)	1	1	1
Net periodic benefit	$(13)	$(10)	$(38)	$(32)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Interest cost			$1	$1
Expected return on plan assets		$(1)	(1)	(2)
Net periodic benefit	$—	$(1)	$—	$(1)

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

The Company believes that the Trial Court ruling includes factual and legal errors. Therefore on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held for this case on September 14, 2022.

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

10. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2022, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Loews Hotels & Co

In October of 2022, Loews Hotels & Co contributed $34 million as an initial investment in two joint venture development projects expected to open in 2025. These projects are currently estimated to require an aggregate investment of approximately $200 million in capital contributions from Loews Hotels & Co.

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

Statements of Operations by segment are presented in the following tables.

Three Months Ended September 30, 2022	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,221				$2,221
Net investment income (loss)	422	$1		$(19)	404
Investment losses	(96)				(96)
Non-insurance warranty revenue	399				399
Operating revenues and other	11	338	$180	4	533
Total	2,957	339	180	(15)	3,461

Expenses:

Insurance claims and policyholders’ benefits	1,665				1,665
Amortization of deferred acquisition costs	383				383
Non-insurance warranty expense	371				371
Operating expenses and other	346	250	147	17	760
Interest	28	42	(1)	23	92
Total	2,793	292	146	40	3,271
Income (loss) before income tax	164	47	34	(55)	190
Income tax (expense) benefit	(36)	(13)	(9)	11	(47)
Net income (loss)	128	34	25	(44)	143
Amounts attributable to noncontrolling interests	(13)				(13)
Net income (loss) attributable to Loews Corporation	$115	$34	$25	$(44)	$130

Three Months Ended September 30, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,059				$2,059
Net investment income (loss)	513			$(30)	483
Investment gains	22				22
Non-insurance warranty revenue	357				357
Operating revenues and other	8	$307	$134	1	450
Total	2,959	307	134	(29)	3,371

Expenses:

Insurance claims and policyholders’ benefits	1,632				1,632
Amortization of deferred acquisition costs	368				368
Non-insurance warranty expense	330				330
Operating expenses and other	287	215	109	27	638
Interest	28	40	8	23	99
Total	2,645	255	117	50	3,067
Income (loss) before income tax	314	52	17	(79)	304
Income tax (expense) benefit	(59)	(14)	(4)	19	(58)
Net income (loss)	255	38	13	(60)	246
Amounts attributable to noncontrolling interests	(26)				(26)
Net income (loss) attributable to Loews Corporation	$229	$38	$13	$(60)	$220

Nine Months Ended September 30, 2022	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,435				$6,435
Net investment income (loss)	1,302	$1	$(1)	$(100)	1,202
Investment losses	(166)				(166)
Non-insurance warranty revenue	1,173				1,173
Operating revenues and other	24	1,044	533	6	1,607
Total	8,768	1,045	532	(94)	10,251

Expenses:

Insurance claims and policyholders’ benefits	4,703				4,703
Amortization of deferred acquisition costs	1,101				1,101
Non-insurance warranty expense	1,092				1,092
Operating expenses and other	1,001	698	405	62	2,166
Interest	84	126	7	67	284
Total	7,981	824	412	129	9,346
Income (loss) before income tax	787	221	120	(223)	905
Income tax (expense) benefit	(141)	(57)	(36)	44	(190)
Net income (loss)	646	164	84	(179)	715
Amounts attributable to noncontrolling interests	(67)				(67)
Net income (loss) attributable to Loews Corporation	$579	$164	$84	$(179)	$648

Nine Months Ended September 30, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Total
(In millions)

Revenues:

Insurance premiums	$6,056				$6,056
Net investment income	1,608		$1	$40	1,649
Investment gains	117			540	657
Non-insurance warranty revenue	1,054				1,054
Operating revenues and other	19	$991	288	282	1,580
Total	8,854	991	289	862	10,996

Expenses:

Insurance claims and policyholders’ benefits	4,684				4,684
Amortization of deferred acquisition costs	1,084				1,084
Non-insurance warranty expense	973				973
Operating expenses and other	874	641	328	365	2,208
Interest	85	121	25	93	324
Total	7,700	762	353	458	9,273
Income (loss) before income tax	1,154	229	(64)	404	1,723
Income tax (expense) benefit	(219)	(59)	13	(126)	(391)
Net income (loss)	935	170	(51)	278	1,332
Amounts attributable to noncontrolling interests	(97)				(97)
Net income (loss) attributable to Loews Corporation	$838	$170	$(51)	$278	$1,235

(a)	Amounts include the consolidated results of Altium Packaging through March 31, 2021. Beginning April 1, 2021, Altium Packaging is recorded as an equity method investment.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions, except per share data)

CNA Financial	$115	$229	$579	$838
Boardwalk Pipelines	34	38	164	170
Loews Hotels & Co	25	13	84	(51)
Corporate	(44)	(60)	(179)	278
Net income attributable to Loews Corporation	$130	$220	$648	$1,235

Basic net income per share	$0.54	$0.86	$2.65	$4.71

Diluted net income per share	$0.54	$0.85	$2.64	$4.70

Net income attributable to Loews Corporation for the three months ended September 30, 2022 was $130 million, or $0.54 per share, compared to $220 million, or $0.85 per share in the comparable 2021 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2022 was $648 million, or $2.64 per share, compared to $1.2 billion, or $4.70 per share in the comparable 2021 period.

Net income attributable to Loews Corporation in the third quarter of 2022 as compared to the comparable 2021 period included higher underwriting income and increased net investment income from fixed income securities at CNA and improved results at Loews Hotels & Co offset by losses from limited partnership and common stock investments and net investment losses from sales of fixed income securities at CNA.

The Corporate segment included a gain of $438 million (after tax) related to the sale of 47% of Altium Packaging and its deconsolidation in the nine months ended September 30, 2021. Excluding this significant transaction, the drivers of the decrease in net income attributable to Loews Corporation for the nine months ended September 30, 2022 as compared to the comparable 2021 period are consistent with the three-month discussion above.

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Insurance premiums	$2,221	$2,059	$6,435	$6,056
Net investment income	422	513	1,302	1,608
Investment gains (losses)	(96)	22	(166)	117
Non-insurance warranty revenue	399	357	1,173	1,054
Other revenues	11	8	24	19
Total	2,957	2,959	8,768	8,854
Expenses:
Insurance claims and policyholders’ benefits	1,665	1,632	4,703	4,684
Amortization of deferred acquisition costs	383	368	1,101	1,084
Non-insurance warranty expense	371	330	1,092	973
Other operating expenses	346	287	1,001	874
Interest	28	28	84	85
Total	2,793	2,645	7,981	7,700
Income before income tax	164	314	787	1,154
Income tax expense	(36)	(59)	(141)	(219)
Net income	128	255	646	935
Amounts attributable to noncontrolling interests	(13)	(26)	(67)	(97)
Net income attributable to Loews Corporation	$115	$229	$579	$838

Three Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $114 million for the three months ended September 30, 2022 as compared with the comparable 2021 period primarily due to lower net investment income and investment losses for the three months ended September 30, 2022 as compared with investment gains in the comparable 2021 period. Lower net investment income was driven by unfavorable limited partnership and common stock results and lower investment results were driven by net losses on fixed maturity securities. These decreases to net income were partially offset by improved underwriting results and higher net investment income from fixed income securities for the three months ended September 30, 2022 as compared with the comparable 2021 period. Catastrophe losses were $114 million ($80 million after tax and noncontrolling interests) for the three months ended September 30, 2022 as compared with $178 million ($125 million after tax and noncontrolling interests) in the comparable 2021 period. Catastrophe losses for the three months ended September 30, 2022 were driven by severe weather related events, including $87 million for Hurricane Ian. Catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida.

Nine Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $259 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period primarily due to lower net investment income and investment losses for the nine months ended September 30, 2022 as compared with investment gains in the comparable 2021 period. Lower net investment income was driven by unfavorable limited partnership and common stock results and lower investment results were driven by the unfavorable change in fair value of non-redeemable preferred stock and net losses on fixed maturity securities. These decreases to net income were partially offset by improved underwriting results and higher net investment income from fixed income securities for the nine months ended September 30, 2022 as compared with the comparable 2021 period. Catastrophe losses were $171 million ($121 million after tax and noncontrolling interests) for the nine months ended September 30, 2022 as compared with $357 million ($251 million after tax and noncontrolling interests) in the comparable 2021 period. Catastrophe losses for the nine months ended September 30, 2022 were driven by severe weather related events, including $87 million for Hurricane Ian. Catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola.

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

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,890	$1,187	$288	$3,365
Gross written premiums excluding third-party captives	958	1,184	288	2,430
Net written premiums	840	962	258	2,060
Net earned premiums	810	1,023	270	2,103
Net investment income	102	112	16	230
Core income	161	80	19	260

Other performance metrics:
Loss ratio excluding catastrophes and development	58.4%	61.5%	58.6%	59.9%
Effect of catastrophe impacts	0.2	10.0	4.1	5.5
Effect of development-related items	(1.9)			(0.8)
Loss ratio	56.7%	71.5%	62.7%	64.6%
Expense ratio	31.7	29.9	31.7	30.8
Dividend ratio	0.3	0.5		0.4
Combined ratio	88.7%	101.9%	94.4%	95.8%
Combined ratio excluding catastrophes and development	90.4%	91.9%	90.3%	91.1%

Rate	5%	4%	6%	5%
Renewal premium change	6	8	12	8
Retention	87	84	82	85
New business	$130	$246	$79	$455

Three Months Ended September 30, 2021

Gross written premiums	$1,953	$1,010	$276	$3,239
Gross written premiums excluding third-party captives	943	1,005	276	2,224
Net written premiums	822	831	256	1,909
Net earned premiums	773	893	271	1,937
Net investment income	116	141	14	271
Core income	173	27	17	217

Other performance metrics:
Loss ratio excluding catastrophes and development	59.1%	61.5%	58.9%	60.2%
Effect of catastrophe impacts	0.4	18.6	3.4	9.2
Effect of development-related items	(1.8)	0.5	1.1	(0.3)
Loss ratio	57.7%	80.6%	63.4%	69.1%
Expense ratio	30.6	30.4	32.1	30.7
Dividend ratio	(0.1)	0.6		0.2
Combined ratio	88.2%	111.6%	95.5%	100.0%
Combined ratio excluding catastrophes and development	89.6%	92.5%	91.0%	91.1%

Rate	10%	6%	13%	8%
Renewal premium change	11	9	13	10
Retention	80	83	79	81
New business	$147	$204	$54	$405

Nine Months Ended September 30, 2022	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$5,640	$3,824	$1,033	$10,497
Gross written premiums excluding third-party captives	2,816	3,711	1,033	7,560
Net written premiums	2,443	3,097	839	6,379
Net earned premiums	2,376	2,901	803	6,080
Net investment income	305	343	44	692
Core income	485	350	63	898

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	58.6%	60.0%
Effect of catastrophe impacts	0.1	5.0	2.7	2.8
Effect of development-related items	(1.4)	(0.5)	(0.6)	(0.9)
Loss ratio	57.3%	66.0%	60.7%	61.9%
Expense ratio	31.0	30.1	32.1	30.8
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.5%	96.6%	92.8%	93.0%
Combined ratio excluding catastrophes and development	89.8%	92.1%	90.7%	91.1%

Rate	7%	5%	7%	6%
Renewal premium change	8	8	11	8
Retention	86	86	79	85
New business	$407	$754	$245	$1,406

Nine Months Ended September 30, 2021

Gross written premiums	$5,650	$3,284	$958	$9,892
Gross written premiums excluding third-party captives	2,656	3,176	958	6,790
Net written premiums	2,350	2,622	783	5,755
Net earned premiums	2,270	2,629	789	5,688
Net investment income	367	463	42	872
Core income	531	233	67	831

Other performance metrics:
Loss ratio excluding catastrophes and development	59.1%	60.8%	59.2%	59.9%
Effect of catastrophe impacts	0.4	12.6	2.0	6.3
Effect of development-related items	(1.7)	0.6	0.3	(0.4)
Loss ratio	57.8%	74.0%	61.5%	65.8%
Expense ratio	30.4	31.4	33.3	31.3
Dividend ratio	0.1	0.6		0.3
Combined ratio	88.3%	106.0%	94.8%	97.4%
Combined ratio excluding catastrophes and development	89.6%	92.8%	92.5%	91.5%

Rate	11%	8%	14%	10%
Renewal premium change	12	11	13	11
Retention	84	82	77	82
New business	$370	$615	$204	$1,189

Three Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Gross written premiums, excluding third-party captives, for Specialty increased $15 million for the three months ended September 30, 2022 as compared with the comparable 2021 period driven by retention and rate. Net written premiums for Specialty increased $18 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the three months ended September 30, 2022 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $177 million for the three months ended September 30, 2022 as compared with the comparable 2021 period driven by higher new business and rate. Net written premiums for Commercial increased $131 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the three months ended September 30, 2022 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $12 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $31 million driven by higher new business and rate. Net written premiums for International increased $2 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $19 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. Net earned premiums for the three months ended September 30, 2022 were consistent with the comparable 2021 period for International.

Core income for Property & Casualty Operations increased $43 million for the three months ended September 30, 2022 as compared with the comparable 2021 period primarily due to improved underwriting results and higher net investment income from fixed income securities partially offset by lower net investment income from limited partnerships and common stock results.

Total catastrophe losses were $114 million for the three months ended September 30, 2022 as compared with $178 million for the comparable 2021 period. For the three months ended September 30, 2022 and 2021, Specialty had catastrophe losses of $1 million and $3 million, Commercial had catastrophe losses of $103 million and $166 million and International had catastrophe losses of $10 million and $9 million.

Favorable net prior year loss reserve development of $17 million and $10 million was recorded for the three months ended September 30, 2022 and 2021. For the three months ended September 30, 2022 and 2021, Specialty recorded favorable net prior year loss reserve development of $15 million in each period, Commercial recorded favorable net prior year loss reserve development of $2 million and unfavorable net prior year loss reserve development of $2 million and International recorded no net prior year loss reserve development and unfavorable net prior year loss reserve development of $3 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 0.5 points for the three months ended September 30, 2022 as compared with the comparable 2021 period primarily due to a 1.1 point increase in the expense ratio largely offset by a 1.0 point improvement in the loss ratio. The increase in the expense ratio was largely due to higher underwriting expenses driven by investments in technology and talent. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results.

Commercial’s combined ratio improved 9.7 points for the three months ended September 30, 2022 as compared with the comparable 2021 period primarily due to a 9.1 point improvement in the loss ratio and a 0.5 point improvement in the expense ratio. The improvement in the loss ratio was primarily driven by lower catastrophe losses which were 10.0 points of the loss ratio for the three months ended September 30, 2022, as compared with 18.6 points of the loss ratio in the comparable 2021 period. The improvement in the expense ratio of 0.5 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses.

International’s combined ratio improved 1.1 points for the three months ended September 30, 2022 as compared with the comparable 2021 period due to a 0.7 point improvement in the loss ratio and a 0.4 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to improved non-catastrophe underwriting results. Catastrophe losses were 4.1 points of the loss ratio for the three months ended September 30, 2022, as compared with 3.4 points of the loss ratio in the comparable 2021 period. The improvement in the expense ratio of 0.4 points was primarily driven by lower acquisition costs partially offset by an increase in underwriting expenses.

Nine Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Gross written premiums, excluding third-party captives, for Specialty increased $160 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period driven by retention and higher new business. Net written premiums for Specialty increased $93 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the nine months ended September 30, 2022 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $540 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period driven by higher new business and retention. Net written premiums for Commercial increased $475 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to CNA’s property reinsurance program. Excluding the impact of the prior period written premium catch-up, net written premiums increased $363 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the nine months ended September 30, 2022 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $75 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $121 million driven by higher new business and retention. Net written premiums for International increased $56 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $97 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the nine months ended September 30, 2022 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations increased $67 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period primarily due to improved underwriting results and higher net investment income from fixed income securities partially offset by lower net investment income from limited partnership and common stock results.

Total catastrophe losses were $171 million for the nine months ended September 30, 2022 as compared with $357 million for the comparable 2021 period. For the nine months ended September 30, 2022 and 2021, Specialty had catastrophe losses of $2 million and $9 million, Commercial had catastrophe losses of $148 million and $332 million and International had catastrophe losses of $21 million and $16 million.

Favorable net prior year loss reserve development of $66 million and $36 million was recorded for the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, Specialty recorded favorable net prior year loss reserve development of $35 million and $40 million, Commercial recorded favorable net prior year loss reserve development of $26 million and unfavorable net prior year loss reserve development of $2 million and International recorded favorable net prior year loss reserve development of $5 million and unfavorable net prior year loss reserve development of $2 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 0.2 points for the nine months ended September 30, 2022 as compared with the comparable 2021 period primarily due to a 0.6 point increase in the expense ratio largely offset by a 0.5 point improvement in the loss ratio. The increase in the expense ratio was largely due to higher underwriting expenses driven by investments in technology and talent. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results. Catastrophe losses were 0.1 point of the loss ratio for the nine months ended September 30, 2022, as compared with 0.4 points of the loss ratio in the comparable 2021 period.

Commercial’s combined ratio improved 9.4 points for the nine months ended September 30, 2022 as compared with the comparable 2021 period primarily due to an 8.0 point improvement in the loss ratio and a 1.3 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses which were 5.0 points of the loss ratio for the nine months ended September 30, 2022, as compared with 12.6 points of the loss ratio in the comparable 2021 period, and favorable net prior year loss reserve development. The combined ratio excluding catastrophes and development improved 0.7 points for the nine months ended September 30, 2022 as compared with the comparable 2021 period. The improvement in the expense ratio of 1.3 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 0.7 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.

International’s combined ratio improved 2.0 points for the nine months ended September 30, 2022 as compared with the comparable 2021 period due to a 1.2 point improvement in the expense ratio and a 0.8 point improvement in the loss ratio. The improvement in the expense ratio was primarily driven by lower acquisition costs. The improvement in the loss ratio was driven by improved non-catastrophe underwriting results, partially offset by higher net catastrophe losses. Catastrophe losses were 2.7 points of the loss ratio for the nine months ended September 30, 2022, as compared with 2.0 points of the loss ratio in the comparable 2021 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Net earned premiums	$118	$123	$356	$369
Net investment income	192	242	610	736
Core income (loss)	(47)	20	(124)	10

Three Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Core results for Other Insurance Operations decreased $67 million for the three months ended September 30, 2022 as compared with the comparable 2021 period primarily due to a $54 million pretax decline in net investment income from limited partnerships. Results for the three months ended September 30, 2022 and 2021 included no unlocking event for future policy benefit reserves as a result of the gross premium valuation (“GPV”). Core loss for the three months ended September 30, 2022 included a $25 million pretax favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve review in the third quarter of 2022. The favorable impact was driven by a $107 million release of all remaining incurred but not reported (“IBNR”) reserves established during 2020 and 2021 in response to the COVID-19 pandemic partially offset by an $82 million unfavorable impact from higher claim severity, including utilization and cost of care inflation, than anticipated in the reserve estimates. The annual structured settlement claim reserve review resulted in a $5 million pretax favorable impact from the reduction in reserves due to discount rate assumption changes. Core income for the three months ended September 30, 2021 included a $40 million pretax favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021.

Nine Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Core results for Other Insurance Operations decreased $134 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period, the drivers of which were generally consistent with the three month discussion above. In addition, core results for the nine months ended September 30, 2022 included higher net prior year loss reserve development associated with legacy mass tort abuse claims and an increase in expenses as a result of continued investments in technology infrastructure and security as compared with the comparable 2021 period. These results were partially offset by the prior period recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”). Net prior year loss reserve development is further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Life & Group Policyholder Reserves

Annually, in the third quarter, CNA assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. See the Insurance Reserves section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the reserving process.

The September 30, 2022 GPV indicated that the recorded reserves included a margin of approximately $125 million. A summary of the changes in the estimated reserve margin is presented in the table below:

(In millions)

Long term care active life reserve - change in estimated reserve margin

September 30, 2021 estimated margin	$72

Changes in underlying economic assumptions (a)	(130)
Changes in underlying morbidity assumptions	(30)
Changes in underlying persistency assumptions	40
Changes in underlying premium rate action assumptions	190
Changes in underlying expense and other assumptions	(17)

September 30, 2022 Estimated Margin	$125

(a)	Economic assumptions include the impact of interest rates and cost of care inflation.

The increase in the margin in 2022 was primarily driven by changes in discount rate assumptions due to higher near term expected reinvestment rates and higher than previously estimated rate increases on active rate increase programs. These favorable drivers were partially offset by changes in cost of care inflation assumptions.

CNA has determined that additional future policy benefit reserves for profits followed by losses are not currently required based on the most recent projection.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its future policy benefit reserve assumptions. The annual GPV process involves updating all assumptions to management’s then current best estimate, and historically all significant assumptions have been revised each year. In the table below, CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from CNA’s actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from a hypothetical revision in the table below would first reduce the margin in the carried reserves before it would affect results from operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

September 30, 2022	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity: (a)
2.5% increase in morbidity	$200
5% increase in morbidity	500
Persistency:
5% decrease in active life mortality and lapse	$100
10% decrease in active life mortality and lapse	300
Discount rates:
25 basis point decline in new money interest rates	$—
50 basis point decline in new money interest rates	100

(a)	Represents a sensitivity in future paid claims.

Non-GAAP Reconciliation of Core Income to Net Income

The following table reconciles core income to net income attributable to Loews Corporation for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Core income (loss):
Property & Casualty Operations	$260	$217	$898	$831
Other Insurance Operations	(47)	20	(124)	10
Total core income	213	237	774	841
Investment gains (losses)	(84)	18	(127)	94
Consolidating adjustments including noncontrolling interests	(14)	(26)	(68)	(97)
Net income attributable to Loews Corporation	$115	$229	$579	$838

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

Boardwalk Pipelines’ operations and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule (“Mega Rule”), as further discussed in Results of Operations of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2022 and 2021, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes earnings before interest, income tax expense, depreciation and amortization (“EBITDA”), a non-GAAP measure, as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Operating revenues and other	$339	$307	$1,045	$991
Total	339	307	1,045	991
Expenses:
Operating and other:
Operating costs and expenses	147	123	401	364
Depreciation and amortization	103	92	297	277
Interest	42	40	126	121
Total	292	255	824	762
Income before income tax	47	52	221	229
Income tax expense	(13)	(14)	(57)	(59)
Net income attributable to Loews Corporation	$34	$38	$164	$170
EBITDA	$192	$184	$644	$627

Three Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $4 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. EBITDA increased $8 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. The decrease in net income as compared with the increase in EBITDA is primarily due to the increase in depreciation and amortization expense and interest expense as discussed below.

Total revenues increased $32 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. Including the items in fuel and transportation expense, operating revenues increased $28 million, primarily driven by an increase in transportation revenues of $25 million due to recently completed growth projects, higher utilization-based revenues and re-contracting at higher rates. In addition, storage and parking and lending revenues increased $5 million due to favorable market conditions.

Operating costs and expenses increased $24 million for the three months ended September 30, 2022 as compared with the comparable 2021 period. Excluding items offset with operating revenues, operating costs and expenses increased $20 million, primarily due to increased costs from maintenance projects associated with compliance with the requirements of the Mega Rule and asset impairment charges resulting from an increase in the estimate of existing asset retirement obligations related to retired assets.

Depreciation and amortization expenses increased $11 million for the three months ended September 30, 2022 as compared with the comparable 2021 period due to an increased asset base from recently completed growth projects and a change in the estimated life of certain assets.

Interest expenses increased $2 million for the three months ended September 30, 2022 as compared with the comparable 2021 period, primarily due to higher average outstanding long-term debt.

Nine Months Ended September 30, 2022 Compared to the Comparable 2021 Period

Net income attributable to Loews Corporation decreased $6 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. EBITDA increased $17 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. The decrease in net income as compared with the increase in EBITDA is primarily due to the increase in depreciation and amortization expense and interest expense as discussed below.

Total revenues increased $54 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. Including the items in fuel and transportation expense, operating revenues increased $50 million, primarily driven by an increase in transportation revenues of $41 million due to recently completed growth projects, re-contracting at higher rates and higher utilization-based revenues. In addition, storage and parking and lending revenues increased $11 million due to favorable market conditions.

Operating costs and expenses increased $37 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period. Excluding items offset with operating revenues, operating costs and expenses increased $33 million, primarily due to increased costs from maintenance projects associated with compliance with the requirements of the Mega Rule and asset impairment charges resulting from an increase in the estimate of existing asset retirement obligations related to retired assets.

Depreciation and amortization expenses increased $20 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period due to an increased asset base from recently completed growth projects and a change in the estimated life of certain assets.

Interest expense increased $5 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period primarily due to higher average outstanding long-term debt.

Non-GAAP Reconciliation of Net Income attributable to Loews Corporation to EBITDA

The following table for Boardwalk Pipelines presents a reconciliation of net income attributable to Loews Corporation to EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Net income attributable to Loews Corporation	$34	$38	$164	$170
Income tax expense	13	14	57	59
Depreciation and amortization	103	92	297	277
Interest	42	40	126	121
EBITDA	$192	$184	$644	$627

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2022 and 2021, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Operating revenue	$149	$107	$440	$222
Revenues related to reimbursable expenses	31	27	92	67
Total	180	134	532	289
Expenses:
Operating and other:
Operating	128	93	359	231
Asset impairment	8		22
Reimbursable expenses	31	27	92	67
Depreciation and amortization expense	16	15	47	47
Equity income from joint ventures	(36)	(26)	(115)	(17)
Interest	(1)	8	7	25
Total	146	117	412	353
Income (loss) before income tax	34	17	120	(64)
Income tax (expense) benefit	(9)	(4)	(36)	13
Net income (loss) attributable to Loews Corporation	$25	$13	$84	$(51)

Net income (loss) attributable to Loews Corporation improved by $12 million and $135 million for the three and nine months ended September 30, 2022 as compared to the comparable prior year periods.

Loews Hotels & Co’s results significantly improved for the three and nine months ended September 30, 2022 as compared with the comparable 2021 periods as overall travel demand and resulting business levels were considerably higher in 2022. Travel has significantly rebounded from the impacts of the COVID-19 pandemic, causing overall occupancy rates to improve.

Operating revenues improved by $42 million and $218 million and operating expenses increased by $35 million and $128 million for the three and nine months ended September 30, 2022 as compared with the comparable 2021 periods. The increase in operating revenues was driven by stronger occupancy levels and higher average daily rates at many hotels in 2022 as compared to 2021. Operating expenses have likewise increased to support the higher demand levels and resumption of additional pre-pandemic services.

Equity income from joint ventures improved $10 million and $98 million for the three and nine months ended September 30, 2022 as compared with the comparable 2021 periods. The increase in equity income from joint ventures was driven by stronger occupancy levels and higher average daily rates at many joint venture hotels, particularly at the Universal Orlando Resort, during 2022 as compared to 2021. Operating expenses have likewise increased to support the higher demand levels and resumption of additional pre-pandemic services at those joint venture hotels. Additionally, improvement in the 2022 nine months period also resulted from having all 9,000 rooms available at the Universal Orlando Resort for the entire 2022 period whereas certain properties were not available for periods of 2021.

The three and nine months ended September 30, 2022 include impairment charges of $8 million and $22 million to reduce the carrying value of an asset to its estimated fair value.

Interest expense decreased $9 million and $18 million for the three and nine months ended September 30, 2022 as compared with the comparable 2021 periods due primarily to the increase in fair value of an interest rate cap of $7 million and $11 million that was executed in the first quarter of 2022, higher capitalized interest on a project under development, and lower average debt balances.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Revenues:
Net investment income (loss)	$(19)	$(30)	$(100)	$40
Investment gains				540
Operating revenues and other	4	1	6	282
Total	(15)	(29)	(94)	862
Expenses:
Operating and other	17	27	62	365
Interest	23	23	67	93
Total	40	50	129	458
Income (loss) before income tax	(55)	(79)	(223)	404
Income tax (expense) benefit	11	19	44	(126)
Net income (loss) attributable to Loews Corporation	$(44)	$(60)	$(179)	$278

Net investment loss for the Parent Company decreased $11 million for the three months ended September 30, 2022 as compared with the comparable 2021 period primarily due to improved results from short term investments in the Parent Company trading portfolio. Net investment loss was $100 million for the nine months ended September 30, 2022 as compared with net investment income of $40 million in the comparable 2021 period primarily due to the decline in fair value of equity based investments.

Investment gains of $540 million for the nine months ended September 30, 2021 were primarily due to a gain of $555 million ($438 million after tax) on the sale of 47% of Altium Packaging and its deconsolidation on April 1, 2021.

Operating revenues and other for the nine months ended September 30, 2021 include $280 million of consolidated operating revenues for Altium Packaging through March 31, 2021.

Operating and other expenses decreased $10 million for the three months ended September 30, 2022 as compared with the comparable 2021 period, primarily due to lower corporate expenses at the Parent Company. Operating and other expenses decreased $303 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period, primarily due to $279 million of operating expenses for Altium Packaging through March 31, 2021 prior to its deconsolidation and use of the equity method for Altium Packaging since its deconsolidation. In addition, there were lower corporate expenses at the Parent Company for the nine months ended September 30, 2022 as compared with the comparable 2021 period.

Interest expenses decreased $26 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period due to consolidated interest expenses for Altium Packaging through March 31, 2021, which included a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt.

Income tax expense of $126 million for the nine months ended September 30, 2021 includes the recognition of $117 million of taxes on the investment gain and the recognition of a $40 million deferred tax liability, both of which are related to the sale of 47% of Altium Packaging.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.2 billion at September 30, 2022 as compared to $3.4 billion at December 31, 2021. During the nine months ended September 30, 2022, we received $778 million in cash dividends from CNA, including a special cash dividend of $486 million. Cash outflows during the nine months ended September 30, 2022 included the payment of $611 million to fund treasury stock purchases, $46 million of cash dividends to our shareholders, $26 million to purchase common shares of CNA and equity contributions of $33 million to Loews Hotels & Co and $79 million to Altium Packaging. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the nine months ended September 30, 2022, we purchased 10.5 million shares of Loews Corporation common stock and 0.7 million shares of CNA’s common stock. As of October 28, 2022, we had purchased an additional 0.7 million shares of Loews Corporation common stock in 2022 at an additional aggregate cost of $38 million. As of October 28, 2022, there were 237,427,052 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $2.0 billion for the nine months ended September 30, 2022 and $1.4 billion for the comparable 2021 period. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium.

CNA paid cash dividends of $3.20 per share on its common stock, including a special cash dividend of $2.00 per share, during the nine months ended September 30, 2022. On October 28, 2022, CNA’s Board of Directors declared a quarterly cash dividend of $0.40 per share payable December 1, 2022 to shareholders of record on November 15, 2022. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2022, CCC was in a positive earned surplus position. CCC paid dividends of $845 million and $600 million during the nine months ended September 30, 2022 and 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $55 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period, primarily due to the timing of gas transportation receivables and the impacts of higher natural gas prices on fuel tracker activities.

For the nine months ended September 30, 2022 and 2021, Boardwalk Pipelines’ capital expenditures were $208 million and $239 million, consisting of growth capital expenditures of $122 million and $130 million and maintenance capital expenditures of $79 million and $89 million. During the nine months ended September 30, 2022, Boardwalk Pipelines also spent $7 million on natural gas to be used in its integrated natural gas pipeline system. During the nine months ended September 30, 2021, Boardwalk Pipelines acquired certain natural gas pipeline assets for approximately $20 million.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash on hand, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2022 and to retire the outstanding $300 million aggregate principal amount of its 3.4% senior notes due in February of 2023 (“2023 Notes”). Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue $1.0 billion of debt securities, warrants or rights from time to time. In February of 2022, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.6% senior notes due September 1, 2032, which utilized $500 million of capacity under its shelf registration statement. Boardwalk Pipelines used the proceeds to retire the outstanding $300 million aggregate principal amount of its 4.0% senior notes due June 2022 in March of 2022, to fund growth capital expenditures and for general corporate purposes. In September of 2022, Boardwalk Pipelines notified the holders of the 2023 Notes that it intends to retire the 2023 Notes on November 1, 2022, at a redemption price of 100% of the principal amount plus any unpaid and accrued interest. Boardwalk Pipelines will fund the retirement of the 2023 Notes from available cash.

In June of 2022, Boardwalk Pipelines’ revolving credit facility was amended to, among other things, extend the maturity date by one year to May 27, 2027, while preserving the two one-year extensions that can be exercised at Boardwalk Pipelines’ election and complete a full transition to interest rates based on the term Secured Overnight Financing Rate (“SOFR”). As of September 30, 2022, Boardwalk Pipelines had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under its revolving credit facility.

As of September 30, 2022, Loews Hotels & Co has a $13 million loan that matures within twelve months, which it currently intends to pay off in the fourth quarter of 2022. Loews Hotels & Co, through its subsidiaries, has loans maturing beyond twelve months which it will work to refinance prior to maturity. Extending any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, none of Loews Hotels & Co’s subsidiaries are in default on any of their loans.

In October of 2022, Loews Hotels & Co contributed $34 million as an initial investment in two joint venture development projects expected to open in 2025. These projects are currently estimated to require an aggregate investment of approximately $200 million in capital contributions from Loews Hotels & Co. Based on the timing of capital calls relative to the seasonality of Loews Hotels & Co’s business, capital contributions from Loews Corporation to Loews Hotels & Co may be required.

Through October 28, 2022, Loews Hotels & Co received capital contributions of $33 million from Loews Corporation to fund development projects during 2022.

In August of 2022, we made a cash contribution of $79 million to our equity method investee, Altium Packaging. These funds and a pro rata contribution from our joint venture partner were used by Altium Packaging for acquisitions which expand its offerings and increase its bottle manufacturing capabilities throughout key industries and geographies.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Fixed income securities:
Taxable fixed income securities	$410	$360	$1,163	$1,075
Tax-exempt fixed income securities	55	77	194	236
Total fixed income securities	465	437	1,357	1,311
Limited partnership and common stock investments	(44)	77	(51)	294
Other, net of investment expense	1	(1)	(4)	3
Net investment income	$422	$513	$1,302	$1,608

Effective income yield for the fixed income securities portfolio	4.4%	4.3%	4.3%	4.3%
Limited partnership and common stock return	(2.1)%	3.8%	(2.4)%	16.4%

CNA’s net investment income decreased $91 million and $306 million for the three and nine months ended September 30, 2022 as compared with the comparable 2021 periods, driven by unfavorable limited partnership and common stock results, partially offset by higher income from fixed income securities.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In millions)

Investment gains (losses):
Fixed maturity securities: (a)
Corporate and other bonds	$(41)	$36	$(68)	$115
States, municipalities and political subdivisions	6	1	28
Asset-backed	(17)	(15)	(29)	(24)
Total fixed maturity securities	(52)	22	(69)	91
Non-redeemable preferred stock	(2)	(2)	(111)	17
Derivatives, short term and other	(42)	2	14	9
Total investment gains (losses)	(96)	22	(166)	117
Income tax (expense) benefit	12	(4)	39	(23)
Amounts attributable to noncontrolling interests	8	(2)	12	(10)
Investment gains (losses) attributable to Loews Corporation	$(76)	$16	$(115)	$84

(a)	Excludes the loss in the third quarter of 2022 on the assets supporting the funds withheld liability, which is reflected in the Derivatives, short term and other line.

CNA’s pretax investment results decreased $118 million for the three months ended September 30, 2022 as compared with the comparable 2021 period, driven by the net losses on fixed maturity securities in the three months ended September 30, 2022 as compared to net gains in the comparable 2021 period.

Additionally, Derivatives, short term and other for the three months ended September 30, 2022 includes a $35 million non-economic net loss related to the expected novation of a coinsurance agreement on CNA’s legacy annuity business in its Other Insurance Operations and the associated funds withheld embedded derivative.

CNA’s pretax investment results decreased $283 million for the nine months ended September 30, 2022 as compared with the comparable 2021 period, driven by the unfavorable change in fair value of non-redeemable preferred stock and net losses on fixed maturity securities in the nine months ended September 30, 2022 as compared to net gains in the comparable 2021 period.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2022		December 31, 2021
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,452	$(357)	$2,600	$42
AAA	2,374	(250)	3,784	360
AA	6,387	(792)	7,665	823
A	8,739	(667)	9,511	1,087
BBB	15,267	(1,776)	18,458	2,043
Non-investment grade	2,032	(234)	2,362	91
Total	$37,251	$(4,076)	$44,380	$4,446

As of September 30, 2022 and December 31, 2021, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.4 billion and $1.7 billion of pre-refunded municipal bonds as of September 30, 2022 and December 31, 2021.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,360	$360
AAA	1,566	318
AA	4,430	917
A	6,548	838
BBB	13,394	1,902
Non-investment grade	1,646	248
Total	$29,944	$4,583

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$699	$11
Due after one year through five years	7,492	541
Due after five years through ten years	10,701	1,705
Due after ten years	11,052	2,326
Total	$29,944	$4,583

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

	September 30, 2022		December 31, 2021
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$14,253	9.8	$18,458	9.2
Other investments	24,739	4.8	28,915	4.9
Total	$38,992	6.7	$47,373	6.6

The effective duration of investments supporting Other Insurance Operations liabilities at September 30, 2022 lengthened as compared with December 31, 2021, reflecting strategic repositioning to capitalize on higher rates and reduce reinvestment risk.

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

The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than the expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The net impact of these changes is expected to be a decrease of approximately $2.1 billion (after tax and noncontrolling interests) in Accumulated other comprehensive income as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the interest rates in effect as of September 30, 2022 been used in the calculation, the transition impact to AOCI would have been approximately zero.

The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Under current accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax reserve margin of $125 million, with no unlocking event. However under the new guidance, the effect of changes in cash flow assumptions from the assessment would be recorded in results of operations (except for discount rate changes which would be recorded quarterly through AOCI).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2022. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2022 - July 31, 2022	1,311,355	$57.19	N/A	N/A

August 1, 2022 - August 31, 2022	1,705,853	56.10	N/A	N/A

September 1, 2022 - September 30, 2022	1,100,000	53.99	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
By-Laws of Registrant as amended and restated as of May 10, 2022, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on May 11, 2022 (File No. 001-06541)	3.1

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: October 31, 2022	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

