Form 10-K
period 2022-12-31
LOEWS CORP
filed 2023-02-07
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,809,000,000.

As of February 3, 2023, there were 234,997,673 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders, intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year, are incorporated by reference into Part III of this Report.

1

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2022

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
•CNA’s actual experience could vary from the key assumptions used to determine future policy benefit reserves for its long term care policies;
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
•Reputational risks and risks related to public opinion;
•Legislative and regulatory initiatives relating to new or more stringent pipeline safety;
•Actual results from Boardwalk Pipelines’ construction and growth projects not meeting its forecasts;
•Opposition to the operation of Boardwalk Pipelines’ pipelines and facilities, construction or expansion of facilities and new pipeline projects;
•Market conditions, including the price differentials between natural gas supplies and market demand and the potentially resulting reduction in the transportation rates that Boardwalk Pipelines can charge on certain of its pipeline systems;
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
•The impact of future pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread on Boardwalk Pipelines;
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

Risks Related to Us and Our Subsidiary, Loews Hotels Holding Corporation (“Loews Hotels & Co”)

•Operating risks common to the hospitality industry, many of which are beyond Loews Hotels & Co’s control;
•Loews Hotels & Co’s exposure to risks resulting from significant investments in owned and leased real estate, including through ownership interests in partnerships and joint ventures;
•Seasonal and cyclical volatility in the hospitality industry;
•The high level of competition in the hospitality industry, both for customers and for the acquisition and/or development of new properties;
•The risk of deterioration in the quality or reputation of Loews Hotels & Co’s brands;
•The potential for delays or increased costs in connection with developing and renovating properties;
•Investing in hotel properties through ownership interests in partnerships and joint ventures decreases Loews Hotels & Co’s ability to manage risk;
•The geographic concentration of Loews Hotels & Co’s properties;
•The impact pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had and could have on Loews Hotels & Co;
•The growth and use of alternative reservation channels;
•The adequacy of Loews Hotels & Co’s insurance coverage;
•Potential labor shortages; and
•Portions of Loews Hotels & Co’s labor force are covered by collective bargaining agreements.

Risks Related to Us and Our Unconsolidated Subsidiary, Altium Packaging LLC (“Altium Packaging”)

•Altium Packaging’s substantial indebtedness;
•Altium Packaging’s exposure to changes in consumer preferences;
•Fluctuations in raw material prices and raw material availability; and
•Self-manufacturing by Altium Packaging’s customers.

Risks Related to Us and Our Subsidiaries Generally

•Failures or interruptions in or breaches to our or our subsidiaries’ computer systems or those of third party vendors;
•Litigation to which we and our subsidiaries may be subject from time to time;
•Acts of terrorism;
•Compliance with environmental laws;
•Potential loss of key vendor relationships or issues relating to the transitioning of vendor relationships;
•Impairment charges related to the carrying value of long-lived assets and goodwill of our subsidiaries;
•Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, widespread impacts on the way we and our subsidiaries operate;
•We are a holding company and derive substantially all of our income and cash flow from our subsidiaries;
•Competition for senior executives and qualified specialized talent; and
•Increasing scrutiny and changing expectations from stakeholders with respect to environmental, social and governance (“ESG”) practices may impose additional costs on us and our subsidiaries or expose us and our subsidiaries to new or additional risks.

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

•commercial property and casualty insurance (CNA Financial Corporation, a 90.0% owned subsidiary);

•transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a wholly owned subsidiary); and

•operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

We also own 52.6% of Altium Packaging LLC, an unconsolidated subsidiary, which is engaged in the manufacture of rigid plastic packaging solutions.

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

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”) and CNA Insurance Company (Europe) S.A. CNA accounted for 84.6%, 81.2% and 86.0% of our consolidated total revenue for the years ended December 31, 2022, 2021 and 2020.

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

•directors and officers (“D&O”), errors and omissions (“E&O”), employment practices, fiduciary, fidelity and cyber coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations;

•insurance products to serve the health care industry, including professional and general liability as well as associated casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, nurses and other medical practitioners.

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

Commercial

Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds, targeting small business, construction, middle markets and other commercial customers. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto, umbrella, and excess and surplus coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace.

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

The U.S. and foreign regulatory environment in which CNA operates is evolving on an ongoing basis and impacts aspects of corporate governance, risk management practices, public disclosures and cyber security. CNA has invested and continues to invest in the security of its systems and in its technology infrastructure on an enterprise-wide basis.

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

Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, cybersecurity risk management, ESG initiatives, federal financial services reforms and certain tax reforms.

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

Regulation Outlook: The IAIS has adopted a Common Framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups (“IAIGs”) which is focused on the group-wide supervision of IAIGs, such as CNA. As part of ComFrame, the IAIS has developed a global capital standard that, if adopted in the U.S., would be applicable to U.S.-based IAIGs. Certain elements of ComFrame are expected to be formally utilized by U.S. state-based regulators beginning in 2023, as a result of such elements being incorporated in regulatory guidelines issued by the National Association of Insurance Commissioners (“NAIC”). This incorporation is intended to streamline group-wide supervision, further leveraging existing risk and solvency measures and applying them on a group-wide basis.

The NAIC has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (“GCC”). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (“AM”) approach to assessing group capital as an alternative to the Insurance Capital Standard (“ICS”) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. By 2024, the IAIS will be assessing whether the AM provides comparable outcomes to the ICS.

On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (“USTR”) and the E.U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (“U.S.-E.U. Covered Agreement”). The U.S.-E.U. Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from E.U. reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR and the U.K. announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance (“U.S.-U.K. Covered Agreement”). This Agreement has similar terms as the U.S.-E.U. Covered Agreement. Because these covered agreements were not self-executing, U.S. state laws were revised to amend reinsurance collateral requirements to conform to the provisions within each of the agreements.

The reinsurance collateral requirements were required to be adopted by the states within five years from the signing of the covered agreements, which was September 1, 2022, or states risked federal preemption in this area. As a result of all relevant jurisdictions adopting these requirements, including Illinois, federal preemption was avoided.

Properties: CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipelines”) is engaged in the business of transportation and storage of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”). Boardwalk Pipelines accounted for 10.3%, 9.2% and 10.3% of our consolidated total revenue for the years ended December 31, 2022, 2021 and 2020.

A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, 100% of the general partner and limited partnership interests of Boardwalk Pipelines.

Boardwalk Pipelines owns and operates approximately 13,515 miles of interconnected natural gas pipelines directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipelines also owns and operates approximately 450 miles of NGL pipelines in Louisiana and Texas. In 2022, its pipeline systems transported approximately 3.4 trillion cubic feet of natural gas and approximately 90.6 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipelines’ natural gas pipeline systems during 2022 was approximately 9.3 billion cubic feet (“Bcf”). Boardwalk Pipelines’ natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 213.0 Bcf and Boardwalk Pipelines’ NGL storage facilities consist of eleven salt dome caverns located in Louisiana with an aggregate storage capacity of approximately 32.3 MMBbls. Boardwalk Pipelines also owns nine salt dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGL storage operations.

Boardwalk Pipelines’ principal pipeline and storage systems are described below:

The Gulf South Pipeline Company, LLC (“Gulf South”) pipeline system runs approximately 7,260 miles along the Gulf Coast in the states of Oklahoma, Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 10.9 Bcf per day and average daily throughput for the year ended December 31, 2022 was 5.8 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 91.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas Transmission, LLC (“Texas Gas”) pipeline system, a bi-directional pipeline, runs approximately 5,975 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 6.1 Bcf per day and average daily throughput for the year ended December 31, 2022 was 3.4 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services. These assets provide approximately 48.9 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 285 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 180 mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Texas and Louisiana, with interconnections with its ethylene distribution system. Throughput for Louisiana Midstream was 90.6 MMBbls for the year ended December 31, 2022.

In 2022, Boardwalk Pipelines placed into service approximately $157 million of growth projects which represents approximately 0.7 Bcf per day of firm natural gas transportation capacity, which added additional capacity to its ethylene system, and the completion of the deepest brine well in North America, which will provide access to additional salt reserves and reliability for its brine customers. Boardwalk Pipelines expects to spend approximately $410 million on its growth projects currently under construction through 2025. These projects will add another approximately 0.7 Bcf per day of firm natural gas transportation capacity and additional NGLs capacity. The additional NGLs capacity, when completed and in conjunction with the 2022 completed project, will result in an approximate increase of 20% in the capacity of its ethylene systems. These projects are expected to serve increased natural gas demand from power generation plants and liquids demand from petrochemical facilities. All of Boardwalk Pipelines’ growth projects are secured by long-term firm contracts.

Customers: Boardwalk Pipelines serves a broad mix of customers, including end-use customers, such as electric power generators, local distribution companies, industrial users and exporters of liquefied natural gas (“LNG”), producers and marketers of natural gas and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S. Boardwalk Pipelines’ delivery market has diversified over time, with increased deliveries to end-use customers, whereas, historically its delivery markets were primarily to other pipelines who then delivered to end-use customers.

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

The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018, initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (“1999 Policy Statement”), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. On February 18, 2022, the FERC issued a Policy Statement on the Certification of New Interstate Natural Gas Facilities and a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (2022 Policy Statements), to be effective that same day. On March 24, 2022, the FERC issued an order converting the 2022 Policy Statements into draft policy statements and requested further comments. The FERC will not apply the draft 2022 Policy Statements until it issues final guidance on these topics. Boardwalk Pipelines is unable to predict what, if any, changes may result upon finalization of the draft 2022 Policy Statements that will affect its natural gas pipeline operations or when such new policies, if any, might become effective. Boardwalk Pipelines does not expect that any change in these policy statements would affect it in a materially different manner than any other natural gas pipeline company operating in the U.S.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2023 is approximately $1.5 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines.

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

As a result of the 2011 Act, the 2016 Act and the 2020 Act, PHMSA has issued a series of significant rulemakings. In October of 2019, PHMSA published a final rule imposing numerous new requirements on onshore gas transmission pipelines, also known as the Mega Rule, relating to maximum allowable operating pressure (“MAOP”) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October of 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July of 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and PHMSA has separately announced plans to propose rules addressing methane leaks from pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines operations, which could cause it to incur increased capital and operating costs and operational delays.

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

President Biden continues to pursue additional action to bolster environmental regulations, which may impact Boardwalk Pipelines’ operations. For example, the Biden Administration plans to revise various rules to be more stringent and repeal various rules issued by the Trump Administration, and, to that end, has announced forthcoming actions or released proposed rules regarding restrictions on methane emissions from oil and gas operations, ground level ozone emission standards, and Nationwide Permit (“NWP”) 12. The Biden Administration has also signaled a strong focus on directing agency action to mitigate climate change and further limit greenhouse gas (“GHG”) emissions. For example, in January 2023, the White House’s Council on Environmental Quality (“CEQ”) released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the NEPA. The guidance follows the publication of a final rule in April 2022 revoking some modifications made to the regulations under the Trump Administration and reincorporating consideration of direct, indirect, and cumulative effects of major federal actions. CEQ’s guidance is effective immediately and could result in additional challenges to NEPA reviews performed in connection with Boardwalk Pipelines’ projects, which in turn could result in further permitting and approval delays. For more information, see Item 1A. Risk Factors of this Report.

Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase Boardwalk Pipelines’ operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit its ability to obtain permits for operations or require Boardwalk Pipelines to install additional pollution control equipment. For instance, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which authorizations may be subject to challenge. For instance, there is ongoing litigation with respect to the status and use of the U.S. Army Corps of Engineers (the Corps) Clean Water Act Section 404 NWP 12, which was vacated in April 2020. In January 2021, the Corps reissued a restructured NWP 12 for oil and natural gas pipeline activities. The reissued NWP 12, alongside other NWPs, relies upon the Clean Water Act Section 401 certification process, which is also subject to ongoing litigation. In October 2021, the Northern District of California federal court vacated a 2020 rule revising the Section 401 certification process, which was later appealed to the Ninth Circuit and stayed by the Supreme Court. However, following a temporary pause on permitting decisions, in November 2021, the Corps announced that permitting under such NWPs would resume, with the Corps coordinating with certifying authorities for Section 401 certification as needed. Although the full extent and impact of the ongoing litigation and vacaturs is unclear at this time, any disruption in Boardwalk Pipelines’ ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if it is forced to seek individual permits from the Corps. There also continues to be uncertainty with respect to the federal government’s jurisdictional reach under the Clean Water Act over "waters of the United States", including wetlands, as the Environmental Protection Agency (“EPA”) and the Corps have pursued multiple rulemakings under different administrations since 2015 in an attempt to determine the scope of such reach. In December 2022, the Administration finalized a new and more expansive definition of “waters of the United States,” which repealed the Trump Administration’s April 2020 rule and largely restored the definition in place prior to 2015, with modifications reflecting Supreme Court decisions issued after 2015. Judicial developments also add to this uncertainty—the Supreme Court recently heard oral arguments in Sackett v. EPA and is expected to rule on the scope of the Clean Water Act’s jurisdiction with respect to wetlands in 2023.

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

Climate Change: Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Due to the nature of Boardwalk Pipelines’ business, its operations emit various types of GHGs. Boardwalk Pipelines seeks to carefully monitor its emissions and expects to incur additional costs to mitigate emissions. New legislation or regulations could increase the costs related to operating and maintaining its facilities. Depending on the particular law, regulation or program, Boardwalk Pipelines could be required to incur capital expenditures for installing new monitoring equipment or emission controls on its facilities, acquire and surrender allowances for GHG emissions, pay taxes or fees related to GHG emissions and/or administer and manage a more comprehensive GHG emissions program. While Boardwalk Pipelines may be able to include some or all of the increased costs in the rates charged by its pipelines, recovery of costs is not certain and would require the FERC’s approval of a rate mechanism designed to recover those costs.

Boardwalk Pipelines recognizes that relative to certain other fossil fuels, natural gas has an important role in reducing GHG emissions and may act as a bridge to scaling up renewable energy or other alternative energy sources in the U.S. While Boardwalk Pipelines is seeking to reduce its GHG emissions, it cannot predict all risks that may be associated with climate change or other ESG matters. For more information, see Boardwalk Pipelines’ risk factor titled “Boardwalk Pipelines’ operations, and those of Boardwalk Pipelines’ customers, are subject to a series of risks regarding climate change” under Item 1A.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 26 hotels. Ten of these hotels are owned by Loews Hotels & Co, thirteen are owned by joint ventures in which Loews Hotels & Co has noncontrolling equity interests and three are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 5.1%, 3.3% and 2.2% of our consolidated total revenue for the years ended December 31, 2022, 2021 and 2020. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, Coronado, California	439
Loews Kansas City Hotel, Kansas City, Missouri*	800
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York	379
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona*	398

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Live! by Loews, Arlington, Texas	300
Live! by Loews, St. Louis, Missouri	216
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Coral Gables Hotel, Coral Gables, Florida	242
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Aventura Hotel, Orlando, Florida	600
Universal’s Cabana Bay Beach Resort, Orlando, Florida	2,200
Universal’s Endless Summer Resort – Dockside Inn and Suites, Orlando, Florida	2,050
Universal’s Endless Summer Resort – Surfside Inn and Suites, Orlando, Florida	750

Management Contract:
Bisha Hotel and Residences, Toronto, Canada	96
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

*Loews Hotels & Co has a controlling majority equity interest in this property.

Note:    Three owned hotels and nine joint venture hotels are subject to land leases.

Recent Developments and Growth Projects:

•In 2022, Loews Boston Hotel management agreement ended;

•In 2022, Loews Coral Gables Hotel in Coral Gables, Florida, a 242 guestroom hotel with approximately 30,000 square feet of function space, opened. Loews Hotels & Co serves as manager and has a joint venture equity interest in the hotel;

•In 2023, Loews Santa Monica Beach Hotel management agreement will expire and the hotel will no longer be managed by Loews Hotels & Co;

•In 2024, Loews Arlington Hotel and Convention Center in Arlington, Texas is expected to open. The hotel, which is currently under construction, is planned to be an approximately 888 guestroom hotel with over 250,000 square feet of function space. Loews Hotels & Co will serve as manager and has a controlling majority equity interest in this hotel; and

•In 2025, three hotels to be named at Universal Orlando with approximately 2,000 guestrooms in the aggregate, are expected to open. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co will serve as manager and have a joint venture equity interest in the hotels.

Properties: Loews Hotels & Co’s principal executive offices are based in New York City, New York and it has a shared service center outside of Nashville, Tennessee. Loews Hotels & Co leases the office space in both of these locations.

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

On April 1, 2021, we sold 47% of Altium Packaging and following the transaction deconsolidated Altium Packaging. Subsequent to deconsolidation, our investment in Altium Packaging is accounted for under the equity method of accounting. In August of 2022, we made a cash contribution of $79 million to Altium Packaging. These funds and a pro rata contribution from our joint venture partner were used by Altium Packaging for an acquisition which expanded its offerings and increased its bottle manufacturing capabilities throughout key industries and geographies.

HUMAN CAPITAL

Including our subsidiaries, we employed approximately 12,050 persons at December 31, 2022. CNA employed approximately 6,100 persons. Boardwalk Pipelines employed approximately 1,220 persons, approximately 95 of whom were covered under collective bargaining agreements. Loews Hotels & Co employed approximately 4,600 persons, approximately 1,100 of whom were covered under collective bargaining agreements. We and our subsidiaries believe we have satisfactory labor relations. Separately, unconsolidated entities employ approximately 5,800 persons at properties managed by Loews Hotels & Co and approximately 4,100 persons at Altium Packaging.

We and our subsidiaries understand that seeking to hire qualified people and cultivating an engaging workplace is critical to our businesses’ long-term strategic success. The specialist nature of our businesses also requires commitments to maintaining that talent pool. Each of us has programs in place that are designed to help employees build their knowledge, skills and experience, as well as to guide their career development.

Across the Loews enterprise, a cornerstone of our human capital strategy is our commitment to fostering a diverse, inclusive and engaging work environment, where people are respected and encouraged to contribute their ideas. We believe that by employing individuals with different backgrounds and experiences, we can better meet the diverse needs of our stakeholders.

We and our subsidiaries offer compensation and benefits packages that we believe are appropriate to each of our businesses. These packages may include 401k and other retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family assistance programs, including paid family leave. We and CNA also offer stock-based compensation to certain management and other senior personnel as a way to align their interests with shareholders and attract and retain key talent.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

			First
			Became
Name	Position and Offices Held	Age	Executive Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	60	2016
Richard W. Scott	Senior Vice President and Chief Investment Officer	69	2009
Kenneth I. Siegel	Senior Vice President	65	2009
Alexander H. Tisch	Vice President, Loews Corporation; President and Chief Executive Officer, Loews Hotels & Co	44	2023
Benjamin J. Tisch	Senior Vice President, Corporate Development and Strategy	40	2022
James S. Tisch	Office of the President, President and Chief Executive Officer	70	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board; Executive Chairman, Loews Hotels & Co	69	1987
Jane J. Wang	Senior Vice President and Chief Financial Officer	41	2022

All of our executive officers, except Alexander H. Tisch, Benjamin J. Tisch and Jane J. Wang, have served in their current roles at Loews Corporation for at least the past five years.

Alexander H. Tisch has served as Vice President, Loews Corporation, since 2014. He has also served as an officer of Loews Hotels & Co since June 2017, where he was Executive Vice President, Chief Commercial and Development Officer from June 2017 until September 2020, President from September 2020 until December 2022, and President and Chief Executive Officer since January 2023.

Benjamin J. Tisch and Jane J. Wang each served as a Vice President of Loews Corporation from 2014 until assuming their current roles in May 2022.

James S. Tisch is the father of Benjamin J. Tisch, the brother of Andrew H. Tisch, Co-Chairman of the Board, the cousin of Jonathan M. Tisch and the uncle of Alexander H. Tisch. Alexander H. Tisch is the son of Andrew H. Tisch. Jonathan M. Tisch is also a cousin of Andrew H. Tisch. None of our other executive officers or directors are related to any other.

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

AVAILABLE INFORMATION

Our website address is www.loews.com. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter are also available on our website. Information on or accessible through our website is not incorporated by reference into this Report. This Annual Report on Form 10-K and our other SEC filings are also accessible through the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, cash flows, financial condition, or equity of one or more of our subsidiaries. We have described below the material risks facing us and our subsidiaries. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also materially adversely impact our business or the businesses of one or more of our subsidiaries.

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

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These factors can be affected by both changes in internal processes and external events. Key variables include frequency of claims, claim severity, mortality, morbidity, discount rates, economic, social and medical inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.

There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as long term care, workers’ compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation, and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with CNA’s insurance reserves are outlined in the Insurance Reserves and Critical Accounting Estimates sections of MD&A in Item 7.

CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant, and the trajectory of its future impact remains uncertain. These issues, have had, and may continue to have, a negative effect on CNA’s business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict and may be material.

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

CNA’s actual experience could vary from the key assumptions used to determine future policy benefit reserves for long term care policies.

CNA’s future policy benefit reserves for long term care policies are based on CNA’s best estimate assumptions as of September 30, 2020, due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases.

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

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. Exposure to cyber risk is increasing systematically due to greater digital dependence, which increases the potential for, and the potential losses due to, a catastrophic cyber event. Catastrophic cyber-attack scenarios are not bound by time or geographic limitations and cyber-related catastrophic perils do not have well-established definitions or fundamental physical properties. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, its associated extreme weather events linked to rising temperatures and its effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that climate change may be altering the frequency and/or severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, floods and other natural disasters.

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

Reinsurance coverage for “unconventional” terrorism events (such as nuclear, biological, chemical or radiological attacks) is provided only in limited circumstances. CNA’s principal reinsurance protection against these large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) through December 31, 2027. However, such coverage is subject to a mandatory deductible and other limitations. It is also possible that future legislation could change or eliminate the program, which could adversely affect CNA’s business by increasing its exposure to terrorism losses, or by lowering its business volume through efforts to avoid that exposure. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Catastrophes and Related Reinsurance.

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

CNA has experienced, and may continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage, or the facts of the claim, in certain lines of business that are implicated by the pandemic and mitigating actions taken by its customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers’ compensation, commercial property-related business interruption coverage, management liability (directors and officers, employment practices and professional liability lines) and trade credit. CNA recorded significant losses during 2020, the majority of which are classified as incurred but not reported (“IBNR”) reserves, in these areas and may experience continued losses, which could be material.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2022 is $3.5 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

CNA is exposed to, and may face adverse developments related to, mass tort claims that could arise from, among other things, its insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories.

CNA faces potential exposure to various types of existing, new and emerging mass tort claims including, those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (“PFAS”) and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. Mass tort claim activity, including activity based on such changing judicial interpretations and recent and proposed legislation could have a material adverse effect on CNA’s business, results of operations and financial condition.

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

CNA markets its insurance products worldwide primarily through independent insurance agents, insurance brokers and managing general underwriters who also promote and distribute the products of CNA’s competitors. Any change in CNA’s relationships with its distribution network agents, brokers or managing general underwriters, including as a result of consolidation or their increased promotion and distribution of CNA’s competitors’ products, could adversely affect CNA’s ability to sell its products. As a result, CNA’s business volume and results of operations could be materially adversely impacted.

CNA’s underwriting strategies currently rely on the effectiveness of reinsurance arrangements and CNA accordingly faces risks relating to reinsurance, including obtaining reinsurance at a cost or on terms and conditions it deems acceptable, reinsurance counterparty risk and ineffective reinsurance coverage.

A primary reason CNA purchases reinsurance is to manage its exposure to risk, thereby facilitating its underwriting strategies in certain key areas. Under CNA’s ceded reinsurance arrangements, a reinsurer assumes a specified portion of its exposure in exchange for a specified portion of policy premiums. The availability and cost of the reinsurance protection CNA purchases, which affects the volatility and profitability of its business, as well as the level and types of risk CNA retains, is determined by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends, including those associated with climate change. If CNA is unable to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, CNA’s risk exposure will not be mitigated or it may forego such increased risk, thereby adversely impacting its underwriting strategies. In addition, use of reinsurance exposes CNA to credit risk of the reinsurers, as the reinsurance arrangements do not relieve it of the liability to the customer. If a reinsurer is unable to meet its financial obligations under a reinsurance arrangement, CNA will remain obligated under the original policies issued to its customers. Furthermore, while CNA uses various risk management methods, including the use of reinsurance, to effectively manage risk, there is the possibility that one or more natural catastrophes and/or terrorism or other events could result in claims substantially exceeding expectations, thereby making the reinsurance strategy significantly less effective. Such reinsurance-related risks could have a material adverse effect on CNA’s business, results of operations and financial condition and adversely affect its underwriting strategies in certain lines of business.

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

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, domestic and international geopolitical issues and many other factors. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities. CNA’s investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of CNA’s investment portfolio that is carried at fair value in the financial statements is not reflective of prices at which actual transactions could occur.

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

CNA uses various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and forecasting) to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist CNA in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. CNA incorporates numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis. Further, climate change may make modeled outcomes less certain or produce new, non-modeled risks.

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

The foregoing risks could expose CNA to monetary and reputational damages. Potential additional exposures relating to significant interruptions to CNA’s operations may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, and such costs may not be recoverable under its relevant insurance coverage. CNA has made, and continues to make, investments to improve its security and infrastructure. Some of these investments are a direct result of the March 2021 cybersecurity attack, described in the immediately following risk factor, which are not recoverable under existing insurance coverage.

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

A significant breach of CNA’s data security infrastructure may result from actions by its employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. The risk of a breach can exist whether software services are in CNA’s or third party administered data centers or are cloud-based software services. Breaches have occurred, and may occur again, in CNA’s systems and in the systems of its vendors and third party administrators.

Such a breach could affect CNA’s data framework or cause a failure to protect the personal information of its customers, claimants or employees, or sensitive and confidential information regarding its business or policyholders and may result in operational impairments and financial losses, significant harm to its reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the third quarter of 2021, CNA was notified of a breach of certain systems of a third party administrator, which resulted in breach notifications sent by such administrator to potentially impacted persons, including a limited number of CNA’s claimants. While CNA does not believe such notifications and resultant actions will have a material adverse effect on its business, this or similar incidents, or any other such breach of CNA’s or its vendors’ data security infrastructure could have a material adverse effect on its business, results of operations and financial condition.

As previously disclosed, CNA sustained a sophisticated cybersecurity attack in March 2021 involving ransomware that caused a network disruption and impacted certain of its systems. CNA’s investigation into the incident revealed that an unauthorized third party copied some personal information relating to certain current and former employees, contract workers and their dependents and certain other persons, including some policyholders. Although CNA currently has no indication that the impacted data has been misused, or that CNA or its policyholder data was specifically targeted by the unauthorized third party, it may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding its business or policyholders could cause harm to CNA’s reputation and result in the loss of business with existing or potential customers, which could adversely impact its business, results of operations and financial condition.

Although CNA maintains cybersecurity insurance coverage insuring against costs resulting from cyber attacks (including the March 2021 attack), CNA does not expect the amount available under its coverage policy to cover all losses from cyber-attacks. In addition, potential disputes with its insurers about the availability of insurance coverage could occur. Further, as a result of the March 2021 attack, CNA incurred higher costs for the replenishment of its current policy through the end of the term, and CNA believes it will incur higher costs for future cybersecurity insurance coverage beyond the current term.

CNA may also be subject to future cyber incidents that could have a material adverse effect on its business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to CNA’s reputation.

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

Additionally, CNA relies on certain third-party claims administrators, including the administrator of its long term care claims, to handle policyholder services and perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against CNA and adverse regulatory enforcement exposure.

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

Insurance companies such as CNA are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of CNA’s legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets such as Lloyd’s, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction’s regulatory capital adequacy formula. If CNA does not meet these minimum requirements, CNA may be restricted or prohibited from operating its business in the applicable jurisdictions and specialized markets. If CNA is required to record a material charge against earnings in connection with a change in estimated insurance reserves, or the occurrence of a catastrophic event or otherwise, or if it incurs significant losses related to its investment portfolio, which severely deteriorates its capital position, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

The IAIS has adopted a ComFrame for the supervision of IAIGs and has developed a global capital standard that, if adopted in the U.S., would be applicable to U.S.-based IAIGs. The NAIC also developed the GCC and AM approach to assessing group capital as an alternative to the ICS developed by the IAIS. The development and adoption of these capital standards could increase CNA’s prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase its cost of regulatory compliance.

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

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, including, A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings, Inc. (“Fitch”). Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders, and may also reflect opinions on other areas such as information security and climate risk, as well as ESG matters more broadly.

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

These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations have recently been introduced, or are being considered, in the areas of information security and ESG, which may also affect CNA’s business. CNA also is subject to numerous regulations governing the protection of personal and confidential information of its clients and employees, including medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently, sometimes conflict, and could expose CNA to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including regulations related to cyber security protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape). In response to climate change, regulators at the federal, state and international level also could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.

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

The FERC and/or Boardwalk Pipelines’ customers could challenge the maximum applicable rates that any of its regulated pipelines can charge in accordance with Section 5 of the NGA. Adoption of potential legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of Boardwalk Pipelines’ pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect, perhaps substantially, the revenues on that pipeline going forward.

The FERC issued a NOI on April 19, 2018, initiating a review of its policies on certification of natural gas pipelines, including an examination of the 1999 Policy Statement that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued the 2021 NOI, reopening its review of the 1999 Policy Statement. On February 18, 2022, the FERC issued the 2022 Policy Statements, to be effective that same day. On March 24, 2022, the FERC issued an order converting the 2022 Policy Statements into draft policy statements and requested further comments. The FERC will not apply the draft 2022 Policy Statements until it issues final guidance on these topics. Boardwalk Pipelines is unable to predict what, if any, changes may result upon finalization of the draft 2022 Policy Statements that will affect its natural gas pipeline operations or when such new policies, if any, might become effective. Boardwalk Pipelines does not expect that any change in these policy statements would affect it in a materially different manner than any other natural gas pipeline company operating in the U.S.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2023 is approximately $1.5 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level, but President Biden has shown that action to address climate change is an important part of his Administration’s agenda. For example, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) passed which advanced numerous climate-related objectives. Additionally, the EPA has issued several rules regulating GHGs following the U.S. Supreme Court finding that GHGs are air pollutants under the CAA and the EPA’s own endangerment finding for certain GHGs, including carbon dioxide and methane. The EPA regulates GHGs through various requirements, including permitting for GHG emissions from large stationary sources, annual reporting on GHG emissions from oil and gas facilities, New Source Performance Standards (“NSPS”) restricting methane emissions from new facilities in the natural gas sector, and GHG emissions limits on vehicles (together with the DOT). The EPA’s regulation of methane emissions continues to undergo significant changes. In June 2021, President Biden signed into law a joint resolution of Congress under the Congressional Review Act that rescinded the EPA’s 2020 Policy Rule, effectively reinstating the 2012 and 2016 NSPS for the transmission and storage sector. In November 2021, the EPA proposed a rule to establish standards of performance for methane and volatile organic compound emissions from new sources and, for the first time, existing sources (those that commenced construction or reconstruction after November 15, 2021), within the crude oil and natural gas source category, including the transmission and storage sector. On November 11, 2022, the EPA released a supplemental methane proposal that modified the original proposal and provided additional detail. The proposed rule includes several requirements relevant to Boardwalk Pipelines’ operations, including stricter emissions limits for various facilities and equipment (including pneumatic devices, storage tanks, reciprocating compressors and wet seal and dry seal centrifugal compressors), more frequent leak detection and monitoring of fugitive emissions from compressor stations, and deadlines for repairing fugitive emissions. The proposal also establishes a program for third-party notification of “super-emitter” events. The final rule will likely work alongside the IRA, which appropriates significant federal funding for renewable energy initiatives as well as amends the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The methane emissions fee applies to excess methane emissions from certain facilities and starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2026 and thereafter. Compliance with the EPA’s proposed new rule and the IRA’s methane emissions fee could increase Boardwalk Pipelines’ operating costs and the costs of Boardwalk Pipelines’ customers and accelerate the transition away from fossil fuels which could, in turn, reduce the demand for its services, thereby adversely affecting its operations.

Governmental entities, including certain states and groups of states, have adopted or are considering legislation, regulations or other initiatives such as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and emissions limits. At the international level, in February 2021 the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. In April 2021, President Biden announced a new target for the U.S. to reduce GHG emissions 50-52% from 2005 levels by 2030. In November 2021, the U.S. joined other nations for the 26th Conference of the Parties to the United Nations Framework Convention on Climate Change (COP26), during which nations including the U.S. made various commitments, including the Global Methane Pledge to reduce methane emissions 30% from 2020 levels by 2030. Additionally, at the 27th Conference of the Parties to the United Nations Framework Convention on Climate Change (COP27) in November 2022, countries, including the U.S., reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The U.S. also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity gas. Although no firm commitment or timeline to phase out or phase down fossil fuels were made at COP27, there can be no guarantees that countries will not seek to implement such a phase out or phase down in the future. Additionally, Boardwalk Pipelines cannot predict whether similar efforts at future climate conferences will be successful and the potential resultant impact this may have upon its business or financial condition.

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

There are also increasing financial risks for fossil fuel energy companies as investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Some institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor alternative power sources (such as wind, solar, geothermal, tidal and biofuels), making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. Financial institutions could be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020 the Federal Reserve joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and in September 2022, announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. The Federal Reserve released its pilot exercise in January 2023, which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. While Boardwalk Pipelines cannot predict what policies may result from these announcements and activities, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration and production or midstream energy business activities, which could adversely impact its business and operations. Additionally, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. A final rule is expected to be released in 2023, but Boardwalk Pipelines cannot predict the final form and substance of the rule and its requirements. The ultimate impact of the rule on Boardwalk Pipelines’ business is uncertain and, upon finalization, may result in increased compliance costs and increased costs of and restrictions on access to capital. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures are misleading or deficient. These agency actions could increase the potential for litigation.

The adoption and implementation of new or more stringent international, federal, regional, state or local legislation, regulations or other initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict fossil fuel production could result in increased costs of compliance for fossil fuel use, and reduce demand for fossil fuels, which could reduce demand for Boardwalk Pipelines’ transportation and storage services. Political, litigation and financial risks may result in Boardwalk Pipelines’ fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure and other damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for Boardwalk Pipelines’ services. Moreover, the increased competitiveness of alternative energy sources could reduce demand for hydrocarbons and for Boardwalk Pipelines’ services. Finally, Boardwalk Pipelines may also be subject to various physical risks from climate change. For more information on these physical risks, see Boardwalk Pipelines’ risk factor titled “Climatic conditions and events could adversely impact Boardwalk Pipelines’ operations, pipelines and facilities, or those of its customers or suppliers” below.

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

Boardwalk Pipelines is subject to reputational risks and risks related to public opinion.

Boardwalk Pipelines’ business, operations and financial condition may be adversely impacted as a result of negative public opinion. Boardwalk Pipelines operates in an industry which receives negative portrayals and opposition to development projects. Boardwalk Pipelines’ reputation and public opinion could be impacted by the actions, activities and responses of other companies operating in the energy industry, particularly other energy infrastructure providers, over which Boardwalk Pipelines has no control. Boardwalk Pipelines’ reputation also could be impacted by negative publicity related to pipeline incidents, unpopular expansion projects and opposition to development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation and use of hydrocarbons generally) could include increased regulatory oversight, delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing at reasonable terms, revenue loss or a reduction in customer base.

Legislative and regulatory initiatives relating to new or more stringent pipeline safety requirements or substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipelines to increased capital and operating costs and operational delays.

Boardwalk Pipelines’ interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, remediation of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 1 and 2 areas (depending on the potential impacts of a risk event), Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. PHMSA has revised its standards from time-to-time. In October 2019, PHMSA published a final rule imposing numerous new requirements, also known as the Mega Rule, on onshore gas transmission pipelines relating to MAOP reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and PHMSA has separately announced plans to propose rules addressing methane leaks from pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines’ operations, which is expected to cause it to incur increased capital and operating costs, may cause it to experience operational delays and may result in potential adverse impacts to its ability to reliably serve its customers.

States have jurisdiction over certain of Boardwalk Pipelines’ intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect Boardwalk Pipelines’ intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies, could cause Boardwalk Pipelines to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in Boardwalk Pipelines incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to its operations or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act, the 2016 Act, the 2020 Act or other pipeline safety legislation or implementing regulations, may also increase Boardwalk Pipelines’ capital and operating costs or impact the operation of its pipelines.

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

Boardwalk Pipelines may face opposition to the operation of its pipelines and facilities, construction or expansion of facilities and new pipeline projects from various groups.

Boardwalk Pipelines may face opposition to the operation of its pipelines and facilities, construction or expansion of its facilities and new pipeline projects from governmental officials, environmental groups, landowners, communities, tribal or local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage Boardwalk Pipelines’ operations, acts of eco-terrorism, intervention in regulatory or administrative proceedings involving Boardwalk Pipelines’ assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of its assets and business. For example, repairing Boardwalk Pipelines’ pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist Boardwalk Pipelines’ efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. Acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment and lead to extended interruptions of Boardwalk Pipelines’ operations and material damages and costs.

Market conditions, including the price differentials between natural gas supplies and market demand for natural gas, may reduce the transportation rates that Boardwalk Pipelines can charge on certain portions of its pipeline systems.

Each year a portion of Boardwalk Pipelines’ firm natural gas transportation contracts expire and need to be replaced or renewed. As a result of market conditions, Boardwalk Pipelines may renew some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials).

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

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipelines has credit risk with both its existing customers and those supporting its growth projects. Credit risk exists in relation to Boardwalk Pipelines’ growth projects, both because expansion customers make long term firm capacity commitments to Boardwalk Pipelines for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or Boardwalk Pipelines is unable to replace the defaulting customer with a customer willing to pay similar rates. In 2020, an expansion customer declared bankruptcy for which Boardwalk Pipelines was able to use the credit support obtained during the growth project process to cover a portion of the customer’s remaining long term commitment.

Boardwalk Pipelines’ credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipelines to them under certain NNS and parking and lending (“PAL”) services.

Boardwalk Pipelines’ revolving credit facility contains operating and financial covenants that may restrict its business and financing activities.

Boardwalk Pipelines’ revolving credit facility contains operating and financial covenants that may restrict its ability to finance future operations or capital needs or to expand or pursue business activities. Its credit agreement limits its ability to make loans or investments, make material changes to the nature of its business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. This agreement also requires it to maintain a ratio of total consolidated debt to consolidated EBITDA (as defined in the agreement) of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period, which limits the amount of additional indebtedness Boardwalk Pipelines can incur to grow its business, and could require it to reduce indebtedness if its earnings before interest, income taxes, depreciation and amortization (“EBITDA”) decreases to a level that would cause it to breach this covenant. Future financing agreements Boardwalk Pipelines may enter into could contain similar or more restrictive covenants or may not be as favorable as those under its existing indebtedness.

Boardwalk Pipelines’ ability to comply with the covenants and restrictions contained in its credit agreement may be affected by events beyond its control, including economic, financial and market conditions. If market or economic conditions or its financial performance deteriorate, its ability to comply with these covenants may be impaired. If Boardwalk Pipelines is not able to incur additional indebtedness, it may be required to seek other sources of funding that may be on less favorable terms. If it defaults under its credit agreement or another financing agreement, significant additional restrictions may become applicable. In addition, a default could result in a significant portion of its indebtedness becoming immediately due and payable, and its lenders could terminate their commitment to make further loans to it. If such event occurs, Boardwalk Pipelines may not be able to obtain sufficient funds to make these accelerated payments.

Boardwalk Pipelines’ indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.

As of December 31, 2022, Boardwalk Pipelines had $3.3 billion in principal amount of long-term debt outstanding. This level of debt requires significant interest payments. Boardwalk Pipelines’ inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipelines’ indebtedness could have important consequences. For example, it could:

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

Pandemics or other outbreaks of contagious diseases and the measures to mitigate their spread could materially adversely affect Boardwalk Pipelines’ business, financial condition and results of operations and those of its customers, suppliers and other business partners.

The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and impacted global demand for oil and petrochemical products. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines; however, if significant portions of Boardwalk Pipelines’ workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics and other outbreaks of contagious diseases, its business could be materially adversely affected. Boardwalk Pipelines may also be unable to perform fully on its contracts, and its costs may increase as a result of any potential future pandemics and other outbreaks of contagious diseases. These cost increases may not be fully recoverable. It is possible that future pandemics and other outbreaks of contagious diseases could cause disruption in Boardwalk Pipelines’ customers’ business; cause delay, or limit the ability of its customers to perform, including in making timely payments to it. Future pandemics and other outbreaks of contagious diseases could impact capital markets, which may impact Boardwalk Pipelines’ customers’ financial position. Future pandemics and other outbreaks of contagious diseases may also have the effect of increasing several of the other risk factors contained herein.

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

Risks Related to Us and Our Subsidiary, Loews Hotels & Co

Loews Hotels & Co’s business may be materially adversely affected by various operating risks common to the hospitality industry, many of which are beyond Loews Hotels & Co’s control.

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

•increases in the costs of supplies, furniture, fixtures, equipment, labor (such as, directly or indirectly, from minimum wage increases, labor shortages or protocols intended to mitigate the spread of COVID-19, future pandemics or outbreaks of other contagious diseases), workers’ compensation, benefits, insurance, food and beverage, commodities, energy and unanticipated costs or cost increases due to inflation or resulting from force majeure events, new or different federal, state or local governmental regulations, including tariffs, constrained supply, and other factors that may not be offset by increased revenues;

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

•decreased airline capacities and routes and disruption in airline operations, whether arising from the spread of COVID-19, future pandemics or outbreaks of other contagious diseases and associated mitigation efforts, or otherwise;

•competition from other hotels and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels & Co operates;

•requirements for periodic capital reinvestment to maintain and upgrade hotels;

•the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, those arising out of mitigation efforts associated with COVID-19, future pandemics or outbreaks of other contagious diseases;

•organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels & Co’s properties generally as a result of certain labor tactics;

•changes in the desirability of particular locations or travel patterns of customers, including the possibility that travelers may be inclined to seek alternatives to large public gatherings, such as conferences and conventions, out of safety concerns associated with COVID-19, future pandemics or outbreaks of other contagious diseases and associated mitigation efforts, or with respect to the underlying attractions supporting the desirability of a particular location, such as, in the case of Loews Hotels & Co’s immersive destination properties, the Universal theme parks for its Orlando, Florida properties, and stadiums, arenas and convention centers for properties in other markets;

•geographic concentration of operations and customers;

•shortages of desirable locations for development; and

•relationships with third-party property owners, developers, landlords, tenants, suppliers and joint venture partners, including the risk that such third-parties may encounter financial difficulties, may not fulfill material obligations, may terminate management, lease, supply, joint venture or other agreements with us, may, in the case of landlords, seek material increases or improvements from us in order to renew leases to us, and/or may, in the case of tenants, seek material discounts or concessions from us in order to renew leases from us.

In addition to materially affecting the business of Loews Hotels & Co generally, these factors, and the reputational repercussions of these factors, could materially adversely affect, and from time to time have materially adversely affected, individual hotels and hotels in particular regions.

Loews Hotels & Co is exposed to the risks resulting from significant investments in owned and leased real estate, including through ownership interests in partnerships and joint ventures, which could increase its costs, reduce its profits, limit its ability to respond to market conditions or restrict its growth strategy.

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

•risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels, compliance with covenants that may include or result in principal amortization or the acceleration of repayment and the availability of financing, including the possibility of lenders electing to freeze or restrict loans secured by hospitality related assets or to not fund loans as anticipated or previously committed, which may arise as a result of pandemics or outbreaks of contagious diseases and associated mitigation efforts or otherwise;

•risks associated with the possibility that cost increases will outpace revenue increases and that, in the event of an economic slowdown or other circumstances negatively affecting revenues, a high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•risks associated with real estate and property leases, including the possibility of rent increases and the inability to renew or extend upon favorable terms;

•the potential impact of changes in general economic and market conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets and the impact of COVID-19, future pandemics and outbreaks of other contagious diseases and associated mitigation efforts, on tenants of space leases within properties in which Loews Hotels & Co invests;

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

The hospitality industry is seasonal in nature. The periods during which Loews Hotels & Co’s properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served. Historically, Loews Hotels & Co generally has experienced revenues and earnings that are lower in the third quarter of each year than in each of the other quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of its industry may contribute to fluctuations in Loews Hotels & Co’s results of operations, financial condition and cash flows.

Loews Hotels & Co operates in a highly competitive industry, both for customers and for the acquisition and/or development of new properties.

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

Loews Hotels & Co’s brands and reputation are among its most important assets. Its ability to attract and retain guests depends, in part, on the public recognition of its brands and their associated reputation. If its brands become obsolete or consumers view them as unfashionable or lacking in quality, or its brands or reputation are otherwise harmed, Loews Hotels & Co may be unable to attract guests to its properties, and may further be unable to attract or retain joint venture partners or hotel owners. Loews Hotels & Co’s reputation may also suffer as a result of negative publicity regarding its hotels, including as a result of social media reports, regardless of the accuracy of such publicity. The continued expansion of media and social media formats has compounded the potential breadth and scope of negative publicity and has made it more difficult to control and effectively manage negative publicity.

Loews Hotels & Co’s efforts to develop new properties and renovate existing properties could be delayed or become more expensive.

Loews Hotels & Co from time to time renovates its properties and is currently expanding its portfolio through the ground-up construction of new properties in Orlando, Florida, and Arlington, Texas, along with a support facility in Apopka, Florida, and in the future may similarly develop additional new properties. Often these projects are undertaken with joint venture partners who may also serve as developer. These renovation and construction efforts are subject to a number of risks, including:

•construction delays, changes to plans and specifications and cost overruns (including for labor and materials, unforeseeable site conditions or design defects) that may increase project costs, cause new development projects to not be completed by lender or municipal imposed required completion dates or subject Loews Hotels & Co to cancellation penalties for reservations accepted;

•obtaining zoning, occupancy and other required permits or authorizations;

•changes in economic or other market conditions that may result in weakened or lack of demand or negative project returns;

•governmental restrictions on the size or kind of development;

•projects financed with construction debt are subject to interest rate risk as uncertain timing and amount of draws may make effective hedging difficult or expensive to obtain, as well as the other risks associated with mortgage debt described above;

•delays resulting from COVID-19, future pandemics or the outbreaks of other contagious diseases and related containment efforts, including as they pertain to contractors, suppliers and inspectors required to review projects;

•weather delays and force majeure events, including earthquakes, tornados, hurricanes, floods and other natural or man-made catastrophes; and

•projects with adjacent demand generators under construction that become delayed causing opening delays of hotels under development.

Additionally, renovating existing properties and developing new properties typically involve lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenue. If the cost of renovations or new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, Loews Hotels & Co’s operating results could be reduced. Loews Hotels & Co has seen construction timelines lengthen due to various factors, including competition for skilled construction labor, challenges related to financing, disruption in the supply chain for materials, and the impact of COVID-19 generally, and these or similar circumstances could continue or worsen in the future. Accordingly, there can be no assurance that all development pipeline projects will result in new hotels entering Loews Hotel & Co’s system, or that those hotels will open when anticipated. Further, due to the lengthy development cycle, intervening adverse economic or other market conditions in general and as they apply to Loews Hotels & Co and its development partners may alter or impede the development plans, thereby resulting in incremental costs or potential impairment charges. In addition, using multiple sources of capital to develop new properties reduces or eliminates the ability of Loews Hotels & Co to cease commenced projects if the overall economic environment or other market conditions change. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.

Investing in hotel properties through ownership interests in partnerships and joint ventures decreases Loews Hotels & Co’s ability to manage risk.

Loews Hotels & Co has invested, and expects to continue to invest, in hotel properties or businesses through ownership interests in partnerships and joint ventures. Partners and joint venturers often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, investments with other investors may involve risks such as the possibility that the partner or joint venturer might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with Loews Hotels & Co’s business interests or goals. Further, Loews Hotels & Co may be unable to take action without the approval of its partners or joint venturers, or its partners or joint venturers could take actions binding on the property without the consent of Loews Hotels & Co. Additionally, should a partner or joint venturer become bankrupt, Loews Hotels & Co could become liable for its share of liabilities.

Loews Hotels & Co’s properties are geographically concentrated, which exposes its business to the effects of regional events and occurrences.

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2022, eight hotels, representing 55% of rooms in its system, were located at Universal Orlando in Orlando, Florida and ten hotels, representing approximately 61% of rooms in its system, were located in Florida. Furthermore, there are three additional hotels under development in Orlando, Florida that would increase these numbers to 11 hotels in Orlando, Florida and 13 hotels in in Florida. In the future, other existing or new geographies may present opportunities for new or additional investment that may create new or increased concentration risk. The concentration of hotels in one region or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments include regional economic downturns, a decline in the popularity of or access to area tourist attractions, such as theme parks, the failure of new tourist attractions to be developed or be successful in markets where new hotels are under development, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets and potentially higher local property, sales and income taxes, property insurance costs or other expenses in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, and which may in the future be intensified as a result of climate change. Loews Hotels & Co’s business may be significantly affected by other risks common to the Florida tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt or reduce air travel to and from Florida for any reason can materially adversely affect its business.

Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, material adverse impacts on Loews Hotels & Co’s results of operations, financial condition and cash flows.

In response to the spread of COVID-19, governments across the globe implemented measures to mitigate the spread of the virus, such as through lockdowns or stay-at-home orders, business closures, restrictions on travel, limitations on large group gatherings and quarantines, among others. Beyond the existence of governmental restrictions, the perception of health risks associated with COVID-19 limited business and leisure travel. The spread of the coronavirus and related containment efforts caused unprecedented disruptions to the global economy, including supply chains, air travel and normal business operations across sectors, including the hospitality industry that depends on active levels of business and leisure travel. Future pandemics or other outbreaks of contagious diseases may result in similar mitigation measures, perceptions of health risks and economic disruptions.

In response to COVID-19, Loews Hotels & Co temporarily suspended operations at the majority of its properties and, for a period after general operations resumed, occupancy rates were considerably lower for certain of its hotels compared to occupancy rates prior to the pandemic. As a result of the suspended operations and lower occupancy levels, revenues were lower, while operating costs were not reduced to the same extent. In addition, Loews Hotels & Co had to implement a number of new measures for the health and safety of its guests and employees, which increased its costs. Loews Hotels & Co may have to implement similar responses to future pandemics or other outbreaks of contagious diseases, which may lead to similar effects.

As part of cost containment efforts at the outset of the COVID-19 pandemic, Loews Hotels & Co and many of its service providers and suppliers severed or put employees on unpaid leaves of absence. When conditions improved such that increased staffing levels were required, finding and attracting talent to fill certain roles that were furloughed or eliminated was challenging for Loews Hotels & Co and certain of its service providers and suppliers, which affected Loews Hotels & Co’s ability to return to normal operations at certain of its hotels. Loews Hotels & Co and its service providers and suppliers may have to take similar actions in response to future pandemics or other outbreaks of contagious diseases, which may lead to similar effects.

The negative impacts of a pandemic or other outbreak of contagious disease on Loews Hotels & Co’s business may substantially exacerbate the other risks facing Loews Hotels & Co, including those described in this section, and such impacts may linger beyond the containment and mitigation of any such pandemic or outbreak, including the COVID-19 pandemic.

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

Work stoppages and other labor problems could negatively affect Loews Hotels & Co’s business and results of operations. A prolonged dispute with covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on Loews Hotels & Co’s operations. Adverse publicity in the marketplace related to union messaging could further harm its reputation and reduce customer demand for its services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could have an adverse impact on its results of operations. Furthermore, Loews Hotels & Co could experience demands from labor unions that represent its employees for additional compensation, healthcare benefits, operational protocols or other terms in response to COVID-19, future pandemics or the outbreak of other contagious diseases that could increase costs. To the extent that Loews Hotels & Co’s non-union employees join unions, Loews Hotels & Co would have greater exposure to risks associated with such labor problems. Furthermore, Loews Hotels & Co may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status and a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such events or additional costs may have materially adverse effects.

Risks Related to Us and Our Unconsolidated Subsidiary, Altium Packaging

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

In addition, the credit agreements governing its current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which impose operating and financial restrictions on it. As a result of these covenants, Altium Packaging could be limited in the manner in which it conducts its business and may be unable to engage in certain business activities or finance future operations or capital needs. Furthermore, a failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on Altium Packaging.

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

Increased self-manufacturing by Altium Packaging’s customers may have a material adverse impact on its sales volume and financial results. Altium Packaging believes that certain customers may engage in self-manufacturing over time at locations where transportation costs are high, and where low complexity and available space to install blow molding equipment exist.

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

We and our subsidiaries are dependent upon information technologies, computer and communication systems and networks, including those maintained by us and our subsidiaries and those maintained and provided to us and our subsidiaries by third parties (for example, “software-as-a-service” and cloud solutions), to conduct operations. We and our subsidiaries are dependent upon operational and financial computer and communication systems and information technology infrastructure to process the data necessary to conduct almost all aspects of our and their businesses. Any failure of our or our subsidiaries’ systems or information technology infrastructure, or those of our or their customers, vendors or others with whom we and they do business, could materially disrupt business operations. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including cyber attacks or other cyber incidents, storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. Cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more difficult to prevent, detect and remediate, and are being carried out by groups and individuals with a wide range of expertise and motives, and that may have the backing of foreign governmental actors. The U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences, and hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Cyber attacks and cyber incidents take many forms, including cyber extortion, denial of service, social engineering, introduction of viruses or malware, exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement, theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. CNA was subjected to a sophisticated cybersecurity incident involving ransomware in March 2021. In addition, one of CNA’s vendors also experienced a cybersecurity incident during the third quarter of 2021. For additional information about these incidents see “Risks Related to Us and Our Subsidiary, CNA Financial Corporation” above under this Part II, Item 1A.

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

Terrorist attacks and the continued threat of terrorism in the United States or abroad, the continuation or escalation of armed hostilities or the outbreak of additional hostilities, including military and other action by the United States, its allies or other nations, could have a significant impact on us and the assets and businesses of our subsidiaries. CNA issues coverages that are exposed to risk of loss from an act of terrorism. Terrorist acts or the threat of terrorism could also result in increased political, economic and financial market instability, a decline in energy consumption and volatility in the price of oil and gas, which could affect the market for Boardwalk Pipelines’ transportation and storage services. In addition, terrorist attacks could lead to reductions in business travel and tourism which could harm Loews Hotels & Co. While our subsidiaries take steps that they believe are appropriate to secure their assets, there is no assurance that they can completely secure them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

Our subsidiaries face significant risks related to compliance with environmental laws.

Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state, local, foreign and international environmental laws, including those relating to the discharge of substances into the environment, the disposal, removal or clean up of hazardous wastes and other activities relating to the protection of the environment. Many of such laws have become increasingly stringent in recent years and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Boardwalk Pipelines is subject to extensive federal, state and local laws and regulations relating to protection of the environment. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. In addition, Altium Packaging may be adversely affected by laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Further, existing environmental laws or the interpretation or enforcement thereof may be amended and new laws may be adopted in the future.

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

We and our subsidiaries regularly evaluate our and their long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Most notably, we could incur impairment charges related to the carrying value of pipeline and storage assets at Boardwalk Pipelines, our equity method investment in Altium Packaging and hotel investments owned by Loews Hotels & Co.

We and our subsidiaries also test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. Asset impairment evaluations by us and our subsidiaries with respect to both long-lived assets and goodwill are, by nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets which could impact the need to record an impairment charge and the amount of any charge taken.

Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, widespread impacts on the way we and our subsidiaries operate.

The spread of COVID-19 and mitigating measures caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we and our subsidiaries operate. Future pandemics or other outbreaks of contagious diseases, and efforts to mitigate their spread, may result in similar or worse economic implications and disruptions, including on our and our subsidiaries’ businesses.

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

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2022. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2017 and that all dividends were reinvested.

200
150
100
50
2017
2018
2019
2020
2021
2022
Loews Common Stock
S&P 500 Index
Loews Peer Group

	2017	2018	2019	2020	2021	2022
Loews Common Stock	100.0	91.44	105.98	91.47	117.89	119.55
S&P 500 Index	100.0	95.62	125.72	148.85	191.58	156.88
Loews Peer Group (a)	100.0	89.28	112.25	96.86	123.72	146.48

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2022 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	1,340,517	$41.65	5,305,845
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)Reflects 816,250 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan, 405,061 outstanding unvested time-based and/or performance-based restricted stock units (“RSUs”) and 119,206 deferred vested RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.
(b)We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 1, 2023, we had approximately 590 holders of record of our common stock.

Common Stock Repurchases

Our Board of Directors has authorized our management, as it deems appropriate, to purchase, in the open market, through privately negotiated transactions or otherwise, our outstanding common stock.

During the fourth quarter of 2022, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2022 - October 31, 2022	724,139	$52.89	N/A	N/A

November 1, 2022 - November 30, 2022	77,747	54.92	N/A	N/A

December 1, 2022 - December 31, 2022	1,430,475	56.91	N/A	N/A

Item 6. [Reserved]

This Page Intentionally Left blank.

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

Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its consolidated subsidiaries, the terms “Parent Company,” “we,” “our,” “us” or like terms mean Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

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

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2021 and 2020 for Loews Corporation and its subsidiaries see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 8, 2022.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the years ended December 31, 2022 and 2021:

Year Ended December 31	2022	2021
(In millions, except per share data)

CNA Financial	$802	$1,077
Boardwalk Pipelines	247	235
Loews Hotels & Co	117	(14)
Corporate (a)	(154)	280
Net income attributable to Loews Corporation	$1,012	$1,578

Basic net income per share	$4.17	$6.08

Diluted net income per share	$4.16	$6.07

(a)	Includes a net investment gain of $555 million ($438 million after tax) related to the sale of 47% of Altium Packaging in 2021.

2022 Compared with 2021

Net income attributable to Loews Corporation for 2022 was $1.0 billion, or $4.16 diluted net income per share, compared to net income attributable to Loews Corporation of $1.6 billion, or $6.07 diluted net income per share, in 2021. Excluding the item set forth in footnote (a) in the table above, net income attributable to Loews Corporation for 2021 was $1.1 billion.

Net income attributable to Loews Corporation for 2021 includes a net investment gain of $555 million ($438 million after tax) related to the sale of 47% of Altium Packaging. Excluding the gain on sale of Altium Packaging, net income decreased $128 million in 2022 compared to 2021, driven by unfavorable limited partnership and common stock results, and net losses from sales of fixed income securities at CNA, partially offset by improved underwriting results and increased net investment income from fixed income securities for CNA and the significantly improvement results for Loews Hotels & Co due to the rebound in leisure travel. Boardwalk Pipelines also contributed positively to Loews Corporation’s year-over-year results due to higher revenues from recently completed growth projects, re-contracting at higher rates and higher utilization-based revenues.

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2022 and 2021 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Year Ended December 31	2022	2021
(In millions)

Revenues:
Insurance premiums	$8,667	$8,175
Net investment income	1,805	2,159
Investment gains (losses)	(199)	120
Non-insurance warranty revenue	1,574	1,430
Other revenues	32	24
Total	11,879	11,908
Expenses:
Insurance claims and policyholders’ benefits	6,386	6,349
Amortization of deferred acquisition costs	1,490	1,443
Non-insurance warranty expense	1,471	1,328
Other operating expenses	1,339	1,191
Interest	112	113
Total	10,798	10,424
Income before income tax	1,081	1,484
Income tax expense	(188)	(282)
Net income	893	1,202
Amounts attributable to noncontrolling interests	(91)	(125)
Net income attributable to Loews Corporation	$802	$1,077

2022 Compared with 2021

Net income attributable to Loews Corporation decreased $275 million for 2022 as compared with 2021. The decrease was primarily driven by lower net investment income and investment losses in 2022 as compared with investment gains in 2021. Lower net investment income was driven by unfavorable limited partnership and common stock results and investment losses were driven by net losses on fixed maturity securities and the unfavorable change in fair value of non-redeemable preferred stock. These decreases to net income were partially offset by improved underwriting results and higher net investment income from fixed income securities for 2022 as compared with 2021. Catastrophe losses were $247 million ($174 million after tax and noncontrolling interests) for 2022 as compared with $397 million ($280 million after tax and noncontrolling interests) in 2021. Catastrophe losses for 2022 and 2021 were driven by severe weather related events, primarily Winter Storm Elliott and Hurricane Ian for 2022 and Hurricane Ida and Winter Storms Uri and Viola for 2021.

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

In assessing its insurance operations, CNA utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss), investment gains or losses and any cumulative effects of changes in accounting guidance. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes investment gains or losses because investment gains or losses are generally driven by economic factors that are not necessarily reflective of CNA’s primary insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate CNA’s insurance operations. Please see the non-GAAP reconciliation of net income (loss) to core income (loss) that follows in this MD&A.

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophes losses and net prior year loss reserve and premium development from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs. CNA uses underwriting gain (loss) to monitor insurance operations. Underwriting gain (loss) is pretax and is calculated as net earned premiums less total insurance expenses, which includes insurance claims and policyholders’ benefits, amortization of deferred acquisition costs and other insurance related expenses.

The following tables summarize the results of CNA’s Property & Casualty Operations for the years ended December 31, 2022 and 2021.

Year Ended December 31, 2022	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$7,514	$5,170	$1,394	$14,078
Gross written premiums excluding third-
party captives	3,814	5,056	1,394	10,264
Net written premiums	3,306	4,193	1,164	8,663
Net earned premiums	3,203	3,923	1,070	8,196
Underwriting gain	366	106	87	559
Net investment income	431	488	63	982
Core income	668	466	106	1,240

Other performance metrics:
Loss ratio excluding catastrophes
and development	58.6%	61.5%	58.5%	60.0%
Effect of catastrophe impacts	0.1	5.6	2.2	3.0
Effect of development-related items	(1.3)	(0.7)	(1.2)	(1.0)
Loss ratio	57.4%	66.4%	59.5%	62.0%
Expense ratio	31.0	30.4	32.3	30.9
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.6%	97.3%	91.8%	93.2%
Combined ratio excluding catastrophes
and development	89.8%	92.4%	90.8%	91.2%

Rate	6%	5%	6%	5%
Renewal premium change	7	8	11	8
Retention	86	86	81	86
New business	$548	$1,009	$319	$1,876

Year Ended December 31, 2021

Gross written premiums	$7,665	$4,445	$1,297	$13,407
Gross written premiums excluding third-
party captives	3,672	4,334	1,297	9,303
Net written premiums	3,225	3,595	1,101	7,921
Net earned premiums	3,076	3,552	1,057	7,685
Underwriting gain (loss)	347	(112)	55	290
Net investment income	497	624	57	1,178
Core income	704	394	86	1,184

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.1%	61.0%	59.0%	60.0%
Effect of catastrophe impacts	0.4	10.0	2.6	5.1
Effect of development-related items	(1.4)	0.5	0.1	(0.3)
Loss ratio	58.1%	71.5%	61.7%	64.8%
Expense ratio	30.5	31.1	33.1	31.1
Dividend ratio	0.1	0.5		0.3
Combined ratio	88.7%	103.1%	94.8%	96.2%
Combined ratio excluding catastrophes
and development	89.7%	92.6%	92.1%	91.4%

Rate	11%	7%	13%	9%
Renewal premium change	12	11	13	12
Retention	83	82	78	82
New business	$551	$843	$274	$1,668

2022 Compared with 2021

Gross written premiums, excluding third-party captives, for Specialty increased $142 million in 2022 as compared with 2021 driven by retention and rate. Net written premiums for Specialty increased $81 million in 2022 as compared with 2021. The increase in net earned premiums was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $725 million in 2022 as compared with 2021 driven by higher new business and retention. Net written premiums for Commercial increased $598 million in 2022 as compared with 2021. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to the property reinsurance program. Excluding the impact of the prior period written premium catch-up, net written premiums increased $486 million in 2022 as compared with 2021. The increase in net earned premiums was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $97 million in 2022 as compared with 2021. Excluding the effect of foreign currency exchange rates, gross written premiums increased $176 million driven by higher new business, rate and retention. Net written premiums for International increased $63 million in 2022 as compared with 2021. Excluding the effect of foreign currency exchange rates, net written premiums increased $137 million in 2022 as compared with 2021. The increase in net earned premiums was consistent with the trend in net written premiums for International.

Core income increased $56 million in 2022 as compared with 2021 primarily due to improved underwriting results and higher net investment income from fixed income securities partially offset by lower net investment income due to unfavorable limited partnership and common stock results.

Catastrophe losses were $247 million in 2022 as compared with $397 million in 2021. For 2022 and 2021 Specialty had catastrophe losses of $2 million and $12 million, Commercial had catastrophe losses of $222 million and $358 million and International had catastrophe losses of $23 million and $27 million.

Favorable net prior year loss reserve development of $96 million and $49 million was recorded in 2022 and 2021. In 2022 and 2021, Specialty recorded favorable net prior year loss reserve development of $40 million and $45 million, Commercial recorded favorable net prior year loss reserve development of $43 million and $6 million and International recorded favorable net prior year loss reserve development of $13 million as compared with unfavorable net prior year loss reserve development of $2 million. Further information on net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio improved 0.1 point in 2022 as compared with 2021 primarily due to a 0.7 point improvement in the loss ratio largely offset by a 0.5 point increase in the expense ratio. The improvement in the loss ratio was largely due to improved current accident year underwriting results. Catastrophe losses were 0.1 point of the loss ratio in 2022, as compared with 0.4 points of the loss ratio in 2021. The increase in the expense ratio was primarily due to an increase in underwriting expenses driven by investments in technology and talent.

Commercial’s combined ratio improved 5.8 points in 2022 as compared with 2021 primarily due to a 5.1 point improvement in the loss ratio and a 0.7 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses, which were 5.6 points of the loss ratio in 2022, as compared with 10.0 points of the loss ratio in 2021, and higher favorable net prior year loss reserve development. The combined ratio excluding catastrophes and development improved 0.2 points in 2022 as compared with 2021. The improvement in the expense ratio of 0.7 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 0.5 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.

International’s combined ratio improved 3.0 points in 2022 as compared with 2021 due to a 2.2 point improvement in the loss ratio and a 0.8 point improvement in the expense ratio. Catastrophe losses were 2.2 points of the loss ratio in 2022, as compared with 2.6 points of the loss ratio in 2021. The improvement in the expense ratio was primarily driven by lower acquisition costs.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2022 and 2021.

Years Ended December 31	2022	2021
(In millions)

Net earned premiums	$473	$491
Net investment income	823	981
Core loss	(192)	(78)

2022 Compared with 2021

Core results decreased $114 million in 2022 as compared with 2021 primarily due to a $167 million pretax decline in net investment income from limited partnerships and an increase in expenses as a result of continued investments in technology infrastructure and security. Core results in 2022 also reflect a $25 million pretax favorable impact from the reduction in long term care claim reserves and a $5 million pretax favorable impact from the reduction in structured settlement claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2022 as compared with a $40 million pretax favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021.

These decreases to core results for 2022 were partially offset by favorability related to the A&EP Loss Portfolio Transfer (“LPT”) and the prior period recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”). The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in a benefit of $3 million in 2022 compared to a charge of $25 million in 2021, both of which have no economic impact. For further information on the A&EP LPT and EWC LPT see Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

CNA anticipates a net pension cost of approximately $12 million in 2023 as compared with a benefit of $55 million in 2022. The change is primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost will result in an unfavorable impact on CNA’s expense ratio in 2023.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to Core Income

The following table reconciles net income attributable to Loews Corporation to core income for the years ended December 31, 2022 and 2021:

Year Ended December 31	2022	2021
(In millions)

Net income attributable to Loews Corporation	$802	$1,077
Investment (gains) losses	154	(96)
Consolidating adjustments including noncontrolling interests	92	125
Total core income	$1,048	$1,106

Core income (loss):
Property & Casualty Operations	$1,240	$1,184
Other Insurance Operations	(192)	(78)
Total core income	$1,048	$1,106

Boardwalk Pipelines

Overview

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids (“NGLs”) industry, providing transportation and storage for those commodities. Boardwalk Pipelines is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGL prices may impact the volumes of natural gas or NGLs transported and stored by customers on its systems. Due to the capital-intensive nature of its business, Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in fuel and transportation expense, which are netted with fuel retained on our Consolidated Statements of Operations. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines’ operations and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule (“Mega Rule”) and Boardwalk Pipelines’ efforts to monitor, control and reduce emissions, as further discussed below.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2022, approximately 87% of Boardwalk Pipelines’ revenues were derived from capacity reservation fees under firm contracts. The table below shows a rollforward of projected operating revenues under committed firm agreements in place as of December 31, 2021 to December 31, 2022, including agreements for transportation, storage and other services, over the remaining term of those agreements:

As of December 31, 2022
(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2021	$9,060
Adjustments for:
Actual revenues recognized from firm agreements in 2022 (a)	(1,236)
Firm agreements entered into in 2022	1,301
Total projected operating revenues under committed firm agreements as of December 31, 2022	$9,125

(a)Reflects an increase of $96 million in Boardwalk Pipelines’ actual 2022 revenues recognized from fixed fees under firm agreements as compared with its expected 2022 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2021, primarily due to an increase from contract renewals that occurred in 2022.

During 2022, Boardwalk Pipelines entered into $1.3 billion of new firm agreements, of which approximately 4% were from new growth projects executed in 2022. For firm agreements associated with new growth projects, the associated assets may not be placed into commercial service until sometime in the future. Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). As of December 31, 2022, Boardwalk Pipelines’ top ten customers holding firm capacity under firm agreements comprised approximately 56% of its total projected operating revenues and the credit profile associated with Boardwalk Pipelines’ customers comprising the total projected operating revenues under firm agreements was 73% rated as investment grade, 10% rated as non-investment grade and 17% not rated.

Pipeline System Maintenance and Greenhouse Gases (“GHGs”) Emission Reduction Initiatives

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as HCAs, and MCAs, along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along Boardwalk Pipelines’ NGL pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas. These regulations have resulted in an overall increase in Boardwalk Pipelines’ ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which became effective on July 1, 2020. This regulation imposed numerous requirements, including MAOP reconfirmation through re-verification of all historical records for pipelines in service, which re-certification process may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. In 2021, PHMSA issued a final rule that will impose safety regulations related to onshore gas gathering lines and in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and PHMSA has separately announced plans to propose rules addressing methane leaks from pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs.

Due to the nature of Boardwalk Pipelines’ business, its operations emit various types of GHGs. Boardwalk Pipelines seeks to carefully monitor its emissions and expects to incur additional costs to mitigate emissions. New legislation or regulations could increase the costs related to operating and maintaining Boardwalk Pipelines’ facilities. Depending on the particular law, regulation or program, Boardwalk Pipelines could be required to incur capital expenditures for installing new monitoring equipment or emission controls on its facilities, acquire and surrender allowances for GHG emissions, pay taxes or fees related to GHG emissions and/or administer and manage a more comprehensive GHG emissions program.

Boardwalk Pipelines has been focused on seeking to meet and, in certain instances, pursuing projects aimed at exceeding regulatory obligations (such as those found in the Clean Air Act (“CAA”)) by working to reduce emissions of regulated air pollutants, including methane, associated with its pipeline transportation and storage assets. For example, in selecting new compression equipment for growth or asset reliability projects, Boardwalk Pipelines considers air emissions as a component in the decision-making process and, when appropriate, places increased emphasis in the selection process on equipment with emissions performance that exceeds applicable federal standards. Several of Boardwalk Pipelines’ reliability projects over the last few years have resulted in replacement of older, higher-emitting compressor drivers with units equipped with advanced emission control systems. As a result, these projects have resulted in decreases in emissions of nitrogen oxides and other air pollutants.

Boardwalk Pipelines has identified the reduction of GHG emissions as an area of focus and looks for opportunities to reduce emissions using a variety of strategies, including the following:

•evaluating replacing older compression equipment with electric drive compression or new low emission, fuel efficient units when practical;
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
•using optical gas imaging cameras to scan natural gas piping and components at Boardwalk Pipelines’ compressor stations to visualize any leaks in real time;
•installing continuous monitoring emission detection equipment as a pilot project at three compression stations;
•employing experts in air emissions to develop and monitor efforts in reducing emissions;
•reducing methane emissions vented to the atmosphere from transmission pipeline blowdowns by using existing and portable compression and flaring when feasible;

•installing repair sleeves and composite wraps to avoid pipeline blowdowns; and
•exploring options to replace high-bleed natural gas pneumatic devices with low or zero flow bleed devices.

However, Boardwalk Pipelines cannot guarantee that it will be able to implement any of the opportunities it may review or explore, or, for any opportunities it chooses to implement, to implement them in their intended manner or within a specific timeframe or across all operational assets.

These new and any future regulations adopted by PHMSA and efforts to reduce GHG emissions are expected to cause Boardwalk Pipelines to incur increased capital and operating costs, may cause Boardwalk Pipelines to experience operational delays and may result in potential adverse impacts to its ability to reliably serve its customers as. For more information, see Item 1. Business and Item 1A. Risk Factors of this Report.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipelines undertakes will affect the amounts it records as property, plant and equipment on the Consolidated Balance Sheets or recognizes as expenses, which impacts earnings. In 2023, Boardwalk Pipelines expects to spend approximately $460 million to maintain its pipeline systems, comply with regulations and monitor, control and reduce its GHG emissions, of which approximately $195 million is expected to be maintenance capital. In 2022, Boardwalk Pipelines spent $408 million, of which $157 million was recorded as maintenance capital.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2022 and 2021 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

Year Ended December 31	2022	2021
(In millions)

Revenues:
Operating revenues and other	$1,446	$1,349
Total	1,446	1,349
Expenses:
Operating and other:
Operating costs and expenses	554	515
Depreciation and amortization	396	370
Interest	166	161
Total	1,116	1,046
Income before income tax	330	303
Income tax expense	(83)	(68)
Net income attributable to Loews Corporation	$247	$235
EBITDA	$892	$834

2022 Compared with 2021

Net income attributable to Loews Corporation and EBITDA increased $12 million and $58 million in 2022 as compared with 2021, primarily due to the reasons discussed below.

Total revenues increased $97 million in 2022 as compared with 2021, primarily driven by an increase in transportation revenues of $75 million due to recently completed growth projects, re-contracting at higher rates and higher utilization-based revenues and an $18 million increase in Boardwalk Pipelines’ storage and parking and lending revenues due to favorable market conditions.

Operating expenses increased $39 million in 2022 as compared with 2021 primarily due to increased costs of $24 million from maintenance projects associated with the requirements of the Mega Rule, higher utility, materials and supplies and vehicle costs and asset impairment charges of $8 million resulting from an increase in the estimate of existing asset retirement obligations related to retired assets.

Depreciation and amortization expense increased $26 million in 2022 as compared with 2021 primarily due to a change in the estimated life of certain assets and an increased asset base from recently completed growth projects.

Interest expense increased $5 million in 2022 as compared with 2021 primarily due to higher average outstanding long-term debt balances and lower capitalized interest.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table for Boardwalk Pipelines presents a reconciliation of net income attributable to Loews Corporation to EBITDA for the years ended December 31, 2022 and 2021:

Year Ended December 31	2022	2021
(In millions)

Net income attributable to Loews Corporation	$247	$235
Income tax expense	83	68
Depreciation and amortization	396	370
Interest	166	161
EBITDA	$892	$834

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2022 and 2021 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2022	2021
(In millions)

Revenues:
Operating revenue	$596	$337
Other revenues		47
Revenues related to reimbursable expenses	125	96
Total	721	480
Expenses:
Operating and other:
Operating	483	334
Asset impairments	25	10
Reimbursable expenses	125	96
Depreciation	64	63
Equity income from joint ventures	(148)	(47)
Interest	11	36
Total	560	492
Income (loss) before income tax	161	(12)
Income tax expense	(44)	(2)
Net income (loss) attributable to Loews Corporation	$117	$(14)

2022 Compared with 2021

Net income (loss) attributable to Loews Corporation improved by $131 million in 2022 as compared with 2021.

Loews Hotels & Co’s results significantly improved in 2022 as compared with 2021 primarily due to considerably higher overall occupancy rates in 2022, as travel significantly rebounded from the impacts of the COVID-19 pandemic, and increased overall average daily room rates.

Operating revenues improved by $259 million and operating expenses increased by $149 million in 2022 as compared with 2021. The increase in operating revenues was driven by stronger occupancy levels and higher average daily room rates at many hotels in 2022 as compared to 2021. Operating expenses have likewise increased, largely due to higher staffing levels, to support the higher demand levels and resumption of additional pre-pandemic services.

Equity income from joint ventures improved $101 million in 2022 as compared to 2021. The increase in equity income from joint ventures was driven by stronger occupancy levels and higher average daily room rates at many joint venture hotels, particularly at the Universal Orlando Resort, during 2022 as compared to 2021. Operating expenses have likewise increased, largely due to higher staffing levels, to support the higher demand levels and resumption of additional pre-pandemic services at those joint venture hotels. Additionally, improvement in 2022 also resulted from having all 9,000 rooms available at the Universal Orlando Resort for the whole year whereas certain rooms were not available during a portion of 2021.

In 2022 and 2021, Loews Hotels & Co recorded impairment charges of $25 million and $10 million to reduce the carrying value of certain assets to their estimated fair value.

Interest expense for 2022 decreased $25 million as compared with 2021 primarily due to the increase in fair value of interest rate caps of $11 million, higher capitalized interest on a project under development, and lower average debt balances.

Other revenues for 2021 included $39 million related to the acceleration of state and local government grant payments, used to retire outstanding debt of an owned hotel prior to maturity and cover certain prepayment costs, and net gains of $8 million related primarily to the sale of undeveloped land.

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

The following table summarizes the results of operations for Corporate for the years ended December 31, 2022 and 2021 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2022	2021
(In millions)

Revenues:
Net investment income (loss)	$(7)	$99
Investment gains		540
Operating revenues and other	5	281
Total	(2)	920
Expenses:
Operating and other	91	378
Equity method loss	9	21
Interest	89	114
Total	189	513
Income (loss) before income tax	(191)	407
Income tax (expense) benefit	37	(127)
Net income (loss) attributable to Loews Corporation	$(154)	$280

2022 Compared with 2021

Net investment loss for the Parent Company was $7 million in 2022 as compared with net investment income of $99 million in 2021 primarily due to the decline in fair value of equity based investments, partially offset by improved results from short term investments in the trading portfolio.

Investment gains of $540 million in 2021 were primarily due to a gain of $555 million ($438 million after tax) on the sale of 47% of Altium Packaging and its deconsolidation on April 1, 2021.

Operating revenues and other for 2021 include $280 million of consolidated operating revenues for Altium Packaging through March 31, 2021.

Operating and other expenses decreased $287 million in 2022 as compared with 2021 primarily due to $279 million of operating expenses for Altium Packaging through March 31, 2021 prior to its deconsolidation and use of the equity method for Altium Packaging since its deconsolidation. In addition, there were lower corporate expenses at the Parent Company in 2022 as compared with 2021.

Interest expenses decreased $25 million in 2022 as compared with 2021, due to consolidated interest expenses for Altium Packaging through March 31, 2021, which included a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt.

Income tax expense of $127 million in 2021 included the recognition of $117 million of taxes on the investment gain and the recognition of a $40 million deferred tax liability, both of which were related to the sale of 47% of Altium Packaging.

In 2023, the Company expects to record approximately $50 million in Operating and other expenses to recognize unrealized losses which are included in AOCI due to the planned termination of a non-contributory defined benefit plan.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.2 billion at December 31, 2022 as compared to $3.4 billion at December 31, 2021. In 2022, we received $978 million in cash dividends from our subsidiaries, including a special cash dividend of $486 million from CNA. Cash outflows in 2022 included the payment of $729 million to fund treasury stock purchases, $61 million of cash dividends to our shareholders, $26 million to purchase common shares of CNA and equity contributions of $33 million to Loews Hotels & Co and $79 million to Altium Packaging. In March of 2023, we will receive cash dividends of $395 million from CNA. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. In 2022, we purchased 12.7 million shares of Loews Corporation common stock and 0.7 million shares of CNA’s common stock. As of February 3, 2023, we had purchased an additional 1.0 million shares of Loews Corporation common stock in 2023 at an additional aggregate cost of $58 million. As of February 3, 2023, there were 234,997,673 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $2.5 billion in 2022 and $2.0 billion in 2021. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium.

CNA paid cash dividends of $3.60 per share on its common stock, including a special cash dividend of $2.00 per share in 2022. On February 3, 2023, CNA’s Board of Directors declared a quarterly cash dividend of $0.42 per share and a special cash dividend of $1.20 per share payable March 9, 2023 to shareholders of record on February 21, 2023. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2022, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2023 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $990 million in 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

Boardwalk Pipelines’ cash provided by operating activities increased $98 million in 2022 compared to 2021, primarily due to the increase in net income, higher depreciation expense and an increase in Boardwalk Pipelines’ fuel tracker liability.

For 2022 and 2021, Boardwalk Pipelines’ capital expenditures were $344 million and $349 million, consisting of growth capital expenditures of $180 million and $175 million and maintenance capital expenditures of $157 million and $154 million. During 2022, Boardwalk Pipelines also spent $7 million on natural gas to be used in its integrated natural gas pipeline system. During 2021, Boardwalk Pipelines acquired certain natural gas pipeline assets for approximately $20 million. Boardwalk Pipelines expects total capital expenditures to be approximately $405 million in 2023, including approximately $195 million for maintenance capital and $210 million related to growth projects.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash on hand, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2023. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions, to refinance maturing debt or for general partnership purposes. Boardwalk Pipelines has an effective shelf registration statement on file with the SEC under which it may publicly issue $1.0 billion of debt securities, warrants or rights from time to time. In February of 2022, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.6% senior notes due September 1, 2032, which utilized $500 million of capacity under its shelf registration statement. Boardwalk Pipelines used the proceeds to retire the outstanding $300 million aggregate principal amount of its 4.0% senior notes due June 2022 in March of 2022, to fund growth capital expenditures and for general corporate purposes. In November of 2022, Boardwalk Pipelines used its available cash to retire the outstanding $300 million aggregate principal amount of its 3.4% senior notes due in February 2023.

In June of 2022, Boardwalk Pipelines amended its revolving credit facility to, among other things, extend the maturity date by one year to May 27, 2027. As of December 31, 2022, Boardwalk Pipelines had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under its revolving credit facility.

In December of 2022, Boardwalk Pipelines paid a distribution of $102 million to the Company.

Boardwalk Pipelines has a senior debt rating of BBB- with a stable outlook from S&P, a senior debt rating of Baa2 with a stable outlook from Moody’s and a senior debt rating of BBB with a stable outlook from Fitch.

As of December 31, 2022, Loews Hotels & Co has a $110 million variable rate mortgage loan that matures within twelve months, which it currently intends to refinance before maturity. Loews Hotels & Co, through its subsidiaries, has mortgage loans maturing beyond twelve months which it will also work to refinance prior to maturity. Extending any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, none of Loews Hotels & Co’s subsidiaries are in default on any of their loans.

Loews Hotels & Co contributed $41 million to two joint venture development projects expected to open in 2025. These projects are currently estimated to require an aggregate additional investment of approximately $160 million in capital contributions from Loews Hotels & Co. Based on the timing of capital calls relative to the seasonality of Loews Hotels & Co’s business, capital contributions from Loews Corporation to Loews Hotels & Co may be required.

In 2022, Loews Hotels & Co received capital contributions of $33 million from Loews Corporation.

In August of 2022, we made a cash contribution of $79 million to our equity method investee, Altium Packaging. These funds and a pro rata contribution from our joint venture partner were used by Altium Packaging for an acquisition which expanded its offerings and increased its bottle manufacturing capabilities throughout key industries and geographies.

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

	Payments Due by Period
December 31, 2022	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Claim and claim adjustment expense
reserves (a)	$26,151	$6,239	$7,139	$3,596	$9,177
Future policy benefit reserves (b)	25,478	(318)	169	979	24,648

(a)The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2022. See the Insurance Reserves section of this MD&A for further information.
(b)The future policy benefit reserves reflected above are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on its assessment of facts and circumstances known as of December 31, 2022. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Year Ended December 31	2022	2021
(In millions)

Fixed income securities:
Taxable fixed income securities	$1,585	$1,439
Tax-exempt fixed income securities	244	311
Total fixed income securities	1,829	1,750
Limited partnership and common stock investments	(31)	402
Other, net of investment expense	7	7
Net investment income	$1,805	$2,159

Effective income yield for the fixed income securities
portfolio	4.4%	4.3%
Limited partnership and common stock return	(1.4)%	22.3%

CNA’s net investment income decreased $354 million in 2022 as compared with 2021 driven by unfavorable limited partnership and common stock results, partially offset by higher income from fixed income securities.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Year Ended December 31	2022	2021
(In millions)

Investment gains (losses):
Fixed maturity securities:(a)
Corporate and other bonds	$(89)	$134
States, municipalities and political subdivisions	26
Asset-backed	(34)	(38)
Total fixed maturity securities	(97)	96
Non-redeemable preferred stock	(116)	4
Derivatives, short term and other	14	20
Total investment gains (losses)	(199)	120
Income tax (expense) benefit	45	(24)
Amounts attributable to noncontrolling interests	16	(10)
Investment gains (losses) attributable to Loews Corporation	$(138)	$86

(a)Excludes the loss in 2022 on the assets supporting the funds withheld liability, which is reflected in the Derivatives, short term and other line.

CNA’s investment gains (losses) decreased $319 million in 2022 as compared with 2021, driven by net losses on fixed maturity securities and the unfavorable change in fair value of non-redeemable preferred stock.

Additionally, Derivatives, short term and other for 2022 includes an $18 million non-economic net gain related to the coinsurance agreement on CNA’s legacy annuity business in its Other Insurance Operations and the associated funds withheld embedded derivative, which was novated in 2022.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2022		December 31, 2021
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,419	$(336)	$2,600	$42
AAA	2,398	(208)	3,784	360
AA	6,342	(663)	7,665	823
A	9,043	(531)	9,511	1,087
BBB	15,651	(1,447)	18,458	2,043
Non-investment grade	1,774	(219)	2,362	91
Total	$37,627	$(3,404)	$44,380	$4,446

As of December 31, 2022 and 2021, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.3 billion and $1.7 billion of pre-funded municipal bonds as of December 31, 2022 and 2021.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,355	$337
AAA	1,559	298
AA	4,327	817
A	6,615	749
BBB	13,226	1,621
Non-investment grade	1,429	234
Total	$29,511	$4,056

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$774	$16
Due after one year through five years	7,799	539
Due after five years through ten years	10,367	1,515
Due after ten years	10,571	1,986
Total	$29,511	$4,056
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

	December 31, 2022		December 31, 2021
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$14,511	9.9	$18,458	9.2
Other investments	25,445	4.7	28,915	4.9
Total	$39,956	6.6	$47,373	6.6

The effective duration of investments supporting Other Insurance Operations liabilities at December 31, 2022 lengthened as compared with December 31, 2021, reflecting strategic repositioning to capitalize on higher rates and reduce reinvestment risk.

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

Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, E&O, employment practices, fiduciary, fidelity, cyber and surety coverages and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.3 billion as of December 31, 2022.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimates is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $350 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $300 million. Net reserves for workers’ compensation were approximately $3.7 billion as of December 31, 2022.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.6 billion as of December 31, 2022.

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

The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2022	2021
(In millions)

Gross Case Reserves	$5,502	$5,621
Gross IBNR Reserves	13,174	11,982
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$18,676	$17,603

Net Case Reserves	$4,805	$4,932
Net IBNR Reserves	11,191	10,338
Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,996	$15,270

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including CNA Re and A&EP:

December 31	2022	2021
(In millions)

Gross Case Reserves	$1,428	$1,551
Gross IBNR Reserves	1,321	1,266
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,749	$2,817

Net Case Reserves	$137	$146
Net IBNR Reserves	202	148
Total Net Carried Claim and Claim Adjustment Expense Reserves	$339	$294

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

Information regarding Accounting Standards Update (“ASU”) 2018-12, which, beginning in 2023, will require changes in the measurement and disclosure of long-duration contracts, including CNA’s long term care business, is provided in the Accounting Standards Update section of this MD&A and in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its future policy benefit reserve assumptions. The annual GPV process involves updating all assumptions to management’s then current best estimate, and historically all significant assumptions have been revised each year. In the table below, CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from a hypothetical revision in the table below would first reduce the margin in the carried reserves before it would affect results from operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

2022 GPV	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity (a):
2.5% increase in morbidity	$200
5% increase in morbidity	500
Persistency:
5% decrease in active life mortality and lapse	$100
10% decrease in active life mortality and lapse	300
Discount rates:
25 basis point decline in new money interest rates	$—
50 basis point decline in new money interest rates	100

(a)     Represents a sensitivity in future paid claims.

The following tables summarize policyholder reserves for CNA’s long term care operations:

December 31, 2022	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care	$2,979	$10,151	$13,130
Structured settlement obligations	508		508
Other	9		9
Total	3,496	10,151	13,647
Shadow adjustments (a)	77		77
Ceded reserves (b)	101		101
Total gross reserves	$3,674	$10,151	$13,825

December 31, 2021

Long term care	$2,905	$10,012	$12,917
Structured settlement obligations	526		526
Other	10		10
Total	3,441	10,012	13,453
Shadow adjustments (a)	200	2,936	3,136
Ceded reserves (b)	113	288	401
Total gross reserves	$3,754	$13,236	$16,990

(a)To the extent that unrealized gains on fixed maturity securities supporting long term care reserves would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss). To the extent that unrealized gains or losses on fixed maturity securities supporting structured settlements not funded by annuities would impact the reserve balance if realized, a related increase or decrease in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction or increase of net unrealized gains (losses) through Other comprehensive income (“Shadow Adjustments”).
(b)Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business. In the fourth quarter of 2022, CNA novated its block of legacy annuity business resulting in the reduction of all associated gross and ceded future policy benefit reserves.

CATASTROPHES AND RELATED REINSURANCE

Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber attacks, pandemics and acts of terrorism that produce unusually large aggregate losses. In most, but not all cases, CNA’s catastrophe losses from these events in the U.S. are defined consistent with the definition of the Property Claims Service (“PCS”). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., CNA defines a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International line of business.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $247 million and $397 million were recorded for the years ended December 31, 2022 and 2021. Catastrophe losses for the years ended December 31, 2022 and 2021 were driven by severe weather related events, primarily Winter Storm Elliott and Hurricane Ian for 2022 and Hurricane Ida and Winter Storms Uri and Viola for 2021.

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

In 2021, CNA added a quota share treaty to its property reinsurance program, which covers policies written during the treaty term and in-force as of June 1, 2021. As a result of the coverage of in-force policies, net written premiums were reduced by $122 million during the second quarter of 2021 for the one-time catch-up under the treaty of unearned premium on policies previously written as of the treaty inception. The treaty was renewed for a term of June 1, 2022 to June 1, 2023.

The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2023.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. Exposures underwritten through Hardy are excluded and covered under a separate treaty. The treaty has a term of June 1, 2022 to June 1, 2023 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $190 million up to $900 million for all losses other than earthquakes. Earthquakes are covered up to $1.0 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

Group Workers’ Compensation Treaty

CNA also purchased corporate Workers’ Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2023 to January 1, 2024 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty provides $600 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s retention of $25 million. Of the $600 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.

Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”)

CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2023. Under the current provisions of the program, in 2023 the federal government will reimburse 80% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2022 earned premiums, CNA’s estimated deductible under the program is $1.0 billion for 2023. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported on the Consolidated Financial Statements and the related notes. Actual results could differ from those estimates.

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

ACCOUNTING STANDARDS UPDATE

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, “Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes CNA’s long term care business. The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021.

The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than the expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The net impact of these changes is expected to be a decrease of approximately $2.1 billion (after tax and noncontrolling interests) in AOCI as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the interest rates in effect as of December 31, 2022 been used in the calculation, the transition impact to AOCI would have been a decrease of approximately $225 million (after tax and noncontrolling interests).

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

The sensitivity analysis estimates the change in the fair value of interest sensitive assets and liabilities that were held on December 31, 2022 and 2021 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our and our subsidiaries’ debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $344 million and $546 million at December 31, 2022 and 2021. The impact of a 100 basis point decrease would result in an increase in market value of $368 million and $683 million at December 31, 2022 and 2021. At December 31, 2022 and 2021, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would not increase interest expense.

Equity Price Risk – We and our subsidiaries have exposure to equity price risk as a result of investments in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2022 and 2021, with all other variables held constant. For limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of the portfolio and indices with similar strategies relative to the S&P 500.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We and our subsidiaries have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2022 and 2021, with all other variables held constant.

Commodity Price Risk – We and our subsidiaries have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2022 and 2021.

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

The following tables present the estimated effects on the fair value of our and our subsidiaries’ financial instruments as of December 31, 2022 and 2021 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

		Increase (Decrease)
December 31, 2022	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$70
Equity securities – long	465		$(116)
– short	(82)		20
Other invested assets	7		(3)
Short term investments	2,672	$(6)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2022	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities (a)	$37,627	$(2,603)	$(532)
Equity securities	674	(18)		$(46)
Limited partnership investments	1,954			(200)
Other invested assets	78		(14)
Mortgage loans	973	(38)
Short term investments	2,182	(2)	(41)
Other derivatives	21	6	2	42

(a)Shadow Adjustments related to life and group reserves would reduce the impact of the decrease in fixed maturity securities.

Trading portfolio:

		Increase (Decrease)
December 31, 2021	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$7
Equity securities – long	639		$(160)
– short	(70)		18
Other invested assets	27
Short term investments	2,707	$(7)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2021	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities (a)	$44,373	$(3,061)	$(530)
Equity securities	1,035	(28)	(1)	$(66)
Limited partnership investments	1,933			(205)
Other invested assets	91		(17)
Mortgage loans	1,018	(44)
Short term investments	2,154	(3)	(37)
Other derivatives	(12)	35

(a)Shadow Adjustments related to life and group reserves would reduce the impact of the decrease in fixed maturity securities.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 7, 2023, expressed an unqualified opinion on those financial statements.

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
February 7, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 7, 2023

We have served as the Company's auditor since 1969.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2022	2021
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $41,102 and $39,952, less allowance for credit loss of $1 and $18	$37,697	$44,380

Equity securities, cost of $1,161 and $1,546	1,139	1,674

Limited partnership investments	1,954	1,933

Other invested assets, primarily mortgage loans, less allowance for credit loss of $24 and $16	1,124	1,091

Short term investments	4,854	4,860

Total investments	46,768	53,938

Cash	532	621

Receivables	9,403	9,273

Property, plant and equipment	10,027	9,888

Goodwill	346	349

Deferred non-insurance warranty acquisition expenses	3,671	3,476

Deferred acquisition costs of insurance subsidiaries	806	737

Other assets	3,941	3,344

Total assets	$75,494	$81,626

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2022	2021
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$25,099	$24,174
Future policy benefits	10,151	13,236
Unearned premiums	6,374	5,761
Total insurance reserves	41,624	43,171

Payable to brokers	133	90
Short term debt	854	93
Long term debt	8,165	8,986
Deferred income taxes	243	1,079
Deferred non-insurance warranty revenue	4,714	4,503
Other liabilities	4,283	4,529
Total liabilities	60,016	62,451

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 236,159,866 and 248,467,051 shares	2	2
Additional paid-in capital	2,748	2,885
Retained earnings	15,144	14,776
Accumulated other comprehensive income (loss)	(3,284)	186
	14,610	17,849
Less treasury stock, at cost (198,875 and 50,000 shares)	(12)	(3)
Total shareholders’ equity	14,598	17,846
Noncontrolling interests	880	1,329
Total equity	15,478	19,175
Total liabilities and equity	$75,494	$81,626

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2022	2021	2020
(In millions, except per share data)

Revenues:
Insurance premiums	$8,667	$8,175	$7,649
Net investment income	1,802	2,259	1,995
Investment gains (losses) (Note 2)	(199)	660	(1,246)
Non-insurance warranty revenue	1,574	1,430	1,252
Operating revenues and other	2,200	2,133	2,933
Total	14,044	14,657	12,583

Expenses:
Insurance claims and policyholders’ benefits	6,386	6,349	6,170
Amortization of deferred acquisition costs	1,490	1,443	1,410
Non-insurance warranty expense	1,471	1,328	1,159
Operating expenses and other	3,077	2,957	4,720
Equity method (income) loss	(139)	(26)	73
Interest	378	424	515
Total	12,663	12,475	14,047
Income (loss) before income tax	1,381	2,182	(1,464)
Income tax (expense) benefit	(278)	(479)	173
Net income (loss)	1,103	1,703	(1,291)
Amounts attributable to noncontrolling interests	(91)	(125)	360
Net income (loss) attributable to Loews Corporation	$1,012	$1,578	$(931)

Basic net income (loss) per share	$4.17	$6.08	$(3.32)

Diluted net income (loss) per share	$4.16	$6.07	$(3.32)

Basic weighted average number of shares outstanding	242.83	259.67	280.32

Diluted weighted average number of shares outstanding	243.28	260.20	280.32

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2022	2021	2020
(In millions)

Net income (loss)	$1,103	$1,703	$(1,291)

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(5)	(2)
Net unrealized gains (losses) on other investments	(3,777)	(706)	720
Total unrealized gains (losses) on investments	(3,782)	(708)	720
Unrealized gains (losses) on cash flow hedges	20	17	(17)
Pension and postretirement benefits	15	266	(24)
Foreign currency translation	(111)	(20)	48

Other comprehensive income (loss)	(3,858)	(445)	727

Comprehensive income (loss)	(2,755)	1,258	(564)

Amounts attributable to noncontrolling interests	297	(75)	282

Total comprehensive income (loss) attributable to Loews Corporation	$(2,458)	$1,183	$(282)

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2020, as adjusted	$21,925	$3	$3,374	$15,818	$(68)	$(13)	$2,811
Net loss	(1,291)			(931)			(360)
Other comprehensive income	727				649		78
Dividends paid ($0.25 per share)	(169)			(70)			(99)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchase of subsidiary stock from noncontrolling interests	(37)		5				(42)
Purchases of Loews Corporation treasury stock	(917)					(917)
Retirement of treasury stock	—		(256)	(667)		923
Stock-based compensation	26		8				18
Other	4		2				2
Balance, December 31, 2020	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	1,703			1,578			125
Other comprehensive loss	(445)				(395)		(50)
Dividends paid ($0.25 per share)	(129)			(65)			(64)
Purchase of subsidiary stock from noncontrolling interests	(18)						(18)
Purchases of Loews Corporation treasury stock	(1,132)					(1,132)
Retirement of treasury stock	—	(1)	(246)	(889)		1,136
Stock-based compensation	15		(2)				17
Other	—			2			(2)
Balance, December 31, 2021	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2021	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329
Net income	1,103			1,012			91
Other comprehensive loss	(3,858)				(3,470)		(388)
Dividends paid ($0.25 per share)	(159)			(61)			(98)
Purchase of subsidiary stock from noncontrolling interests	(66)		4				(70)
Purchases of Loews Corporation treasury stock	(738)					(738)
Retirement of treasury stock	—		(146)	(583)		729
Stock-based compensation	21		3				18
Other	—		2				(2)
Balance, December 31, 2022	$15,478	$2	$2,748	$15,144	$(3,284)	$(12)	$880

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2022	2021	2020
(In millions)

Operating Activities:

Net income (loss)	$1,103	$1,703	$(1,291)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Investment (gains) losses	199	(660)	1,246
Equity method investees	236	(74)	102
Amortization of investments	(129)	(81)	(67)
Depreciation and amortization	509	515	734
Asset impairments	33	10	810
Provision for deferred income taxes	5	213	(235)
Other non-cash items	57	71	61
Changes in operating assets and liabilities, net:
Receivables	(316)	(1,409)	(425)
Deferred acquisition costs	(79)	(30)	(43)
Insurance reserves	1,791	2,463	1,681
Other assets	(391)	(946)	(513)
Other liabilities	137	897	256
Trading securities	159	(49)	(571)
Net cash flow provided by operating activities	3,314	2,623	1,745

Investing Activities:

Purchases of fixed maturities	(9,821)	(9,307)	(10,269)
Proceeds from sales of fixed maturities	5,909	3,816	5,904
Proceeds from maturities of fixed maturities	2,358	4,464	3,760
Purchases of equity securities	(294)	(304)	(452)
Proceeds from sales of equity securities	509	316	355
Purchases of limited partnership investments	(337)	(440)	(224)
Proceeds from sales of limited partnership investments	171	307	398
Purchases of property, plant and equipment	(660)	(482)	(710)
Acquisitions			(58)
Dispositions	16	80	65
(Investment in) sale of interest in Altium Packaging	(79)	417
Deconsolidation of Diamond Offshore			(483)
Change in short term investments	(27)	(141)	427
Other, net	(92)	87	(127)
Net cash flow used by investing activities	$(2,347)	$(1,187)	$(1,414)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2022	2021	2020
(In millions)

Financing Activities:

Dividends paid	$(61)	$(65)	$(70)
Dividends paid to noncontrolling interests	(98)	(64)	(99)
Purchases of Loews Corporation treasury stock	(729)	(1,136)	(923)
Purchases of subsidiary stock from noncontrolling interests	(66)	(18)	(37)
Principal payments on debt	(640)	(1,193)	(1,726)
Issuance of debt	573	1,199	2,659
Other, net	(16)	(12)	(2)
Net cash flow used by financing activities	(1,037)	(1,289)	(198)

Effect of foreign exchange rate on cash	(19)	(4)	9

Net change in cash	(89)	143	142
Cash, beginning of year	621	478	336
Cash, end of year	$532	$621	$478

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation − Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90.0% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its consolidated subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

On April 1, 2021, Loews Corporation sold 47% of Altium Packaging LLC (“Altium Packaging”), previously a 99% owned subsidiary. In the second quarter of 2020, Diamond Offshore Drilling, Inc. (“Diamond Offshore”), previously a 53% owned subsidiary, was deconsolidated from the Company’s consolidated financial statements. See Note 2 for further discussion.

Accounting estimates and principles of consolidation – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and the related notes. Actual results could differ from those estimates. The Consolidated Financial Statements include all subsidiaries and intercompany accounts and transactions have been eliminated.

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

To the extent that unrealized gains on fixed maturity securities supporting long term care reserves would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss). To the extent that unrealized gains or losses on fixed maturity securities supporting structured settlements not funded by annuities would impact the reserve balance if realized, a related increase or decrease in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction or increase of net unrealized gains (losses), through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments decreased $2.2 billion (after tax and noncontrolling interests) and $265 million (after tax and noncontrolling interests) for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by Shadow Adjustments of $55 million (after tax and noncontrolling interests) and $2.2 billion (after tax and noncontrolling interests).

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

Equity method investments – Loews Hotels & Co has interests in operating joint ventures related to hotel properties over which it exercises significant influence, but does not have control over them. Loews Hotels & Co uses the equity method of accounting for these investments. In addition, effective April 1, 2021, following Loews Corporation’s sale of 47% of Altium Packaging to GIC, Singapore’s sovereign wealth fund, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting. See Note 2 for further discussion. The Company’s total investment in entities accounted for under the equity method of accounting, excluding limited partnership investments, was $880 million and $734 million as of December 31, 2022 and 2021 and is reported in Other assets on the Consolidated Balance Sheets. Equity method (income) loss for investments accounted for under the equity method of accounting, excluding limited partnerships, was $(139) million, $(26) million and $73 million for the years ended December 31, 2022, 2021 and 2020 and is reported separately in expenses on the Consolidated Statements of Operations. Equity method investments are reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be recoverable. See Note 3 for a discussion of limited partnership investments.

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2022 and 2021.

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

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. As of December 31, 2022, an allowance for doubtful accounts of $29 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses CNA’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. Additionally, an expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

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

Diamond Offshore’s contract drilling revenues primarily resulted from providing a drilling rig and the crew and supplies necessary to operate the rig, mobilizing and demobilizing the rig to and from the drill site and performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may have consisted of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue and reimbursement revenue for the purchase of supplies, equipment, personnel services and other services requested by the customer. Diamond Offshore accounted for these integrated services provided within its drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which drilling services are provided. The total transaction price was determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. The standard contract term ranged from two to 60 months.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.1 billion as of December 31, 2022 and 2021. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.4% as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the discounted reserves for unfunded structured settlements were $485 million and $503 million, net of discount of $590 million and $621 million. For the years ended December 31, 2022, 2021 and 2020, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $36 million, $36 million and $35 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations but is excluded from the disclosure of prior year loss reserve development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2022 and 2021, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2022 and 2021, the discounted reserves for workers’ compensation lifetime claim reserves were $211 million and $228 million, net of discount of $93 million and $97 million. For the years ended December 31, 2022, 2021 and 2020, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $9 million, $12 million and $15 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.

Long term care claim reserves for policyholders that are currently receiving benefits are calculated using mortality and morbidity assumptions based on CNA and industry experience. These long term care claim reserves are discounted at a weighted average interest rate of 5.9% and 5.8% as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, such discounted reserves totaled $2.8 billion and $2.7 billion, net of discounts of $450 million and $428 million.

Future policy benefit reserves – Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies for policyholders that are not currently receiving benefits and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. These assumptions are locked in over the life of the policy; however if a premium deficiency emerges, the assumptions are unlocked, and the future policy benefit reserves are increased. The September 30, 2022 gross premium valuation (“GPV”) indicated the recorded reserves included a margin of approximately $125 million. Long term care active life reserves for policyholders not currently receiving benefits are discounted at a weighted average interest rate of 5.3% as of December 31, 2022 and 2021.

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

Insurance-related assessments – Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the liability balances were $74 million and $79 million.

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

As of December 31, 2022, an allowance for doubtful accounts of $22 million for reinsurance receivables has been established which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, CNA separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. CNA has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on CNA’s historical loss experience and the assessment of reinsurance counterparty risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

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

Policyholder dividends – Policyholder dividends are paid to participating policyholders within the workers’ compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2%, 1% and 1% of total net written premiums for each of the years ended December 31, 2022, 2021 and 2020. Dividends to policyholders are accrued according to CNA’s best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.

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

Pension and postretirement benefits – The overfunded or underfunded status of defined benefit plans is recognized in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through AOCI. Benefit plan assets and obligations are measured at December 31. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations.

Stock-based compensation – Loews Corporation records compensation expense upon issuance, modification or cancellation of all share-based payment awards granted, primarily on a straight-line basis over the requisite service period, generally three years. Restricted Stock Units are valued using the grant-date fair value of Loews Corporation’s stock.

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

For the years ended December 31, 2022 and 2021, approximately 0.4 million and 0.5 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share, and there were no shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

For the year ended December 31, 2020, 0.1 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were excluded from the calculation of diluted net income per share because the effect would have been antidilutive due to the net loss position of the Company. In addition, there were 0.2 million shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive due to the exercise price being higher than the market price.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of AOCI. Foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were foreign currency transaction gains (losses) of $(20) million, $(1) million and $12 million for the years ended December 31, 2022, 2021 and 2020 included in the Consolidated Statements of Operations.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $380 million, $391 million and $463 million for the years ended December 31, 2022, 2021 and 2020. Cash payments for federal, foreign, state and local income taxes amounted to $376 million, $256 million and $20 million for the years ended December 31, 2022, 2021 and 2020. Investing activities exclude $33 million and $5 million of accrued capital expenditures for the years ended December 31, 2022 and 2021 and include $63 million of previously accrued capital expenditures for the year ended December 31, 2020.

Recently issued Accounting Standards Updates (“ASUs”) – In August of 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes CNA’s long term care business. Entities will be required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) at least annually and to update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted, and may be applied using either a modified retrospective transition method or a full retrospective transition method. Financial statements for prior periods presented will be adjusted to reflect the effects of applying the new accounting guidance.

The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. A published spot rate curve constructed from A+, A and A- rated U.S. dollar denominated corporate bonds matched to the duration of the corresponding insurance liabilities will be used to calculate discount rates. Long-duration contracts will be grouped into calendar year cohorts based on the contract issue date.

The most significant impact at the transition date will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. It is expected that the net impact of these changes will be a decrease of approximately $2.1 billion (after tax and noncontrolling interests) in AOCI as of the transition date of January 1, 2021. There is a minimal transition impact expected to retained earnings.

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

In December 2022, the FASB issued ASU 2022-05, “Financial Services - Insurance (Topic 944): Transition for Sold Contracts.” This guidance permits companies to make an election to exclude from the scope of ASU 2018-12 any insurance contracts that have been de-recognized prior to the effective date of ASU 2018-12, assuming there is no significant continuing involvement with the de-recognized contracts. In the fourth quarter of 2022, CNA novated its block of legacy annuity business, which was fully-ceded prior to novation. The Company plans to elect the ASU 2022-05 transition relief, and will exclude the novated legacy annuity business from the scope of ASU 2018-12.

Progress continues to be made on implementation activities, including reviewing restated results and finalizing updates to internal controls associated with adoption of the new guidance.

Note 2. Divestitures and Deconsolidations

Altium Packaging

On April 1, 2021, Loews Corporation sold 47% of Altium Packaging to GIC, Singapore’s sovereign wealth fund, for $420 million in cash consideration. Loews Corporation shares certain participating rights with GIC related to capital allocation and other decisions by Altium Packaging. Therefore, in accordance with Accounting Standards Codification 810 (“ASC 810”), “Consolidation,” Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial statements. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging was accounted for under the equity method of accounting, with the investment reported in Other assets on the Consolidated Balance Sheets and Equity method (income) loss reported on the Consolidated Statements of Operations. The transaction resulted in a gain of $555 million ($438 million after tax) for the year ended December 31, 2021, which was recorded in Investment gains (losses) on the Consolidated Statement of Operations. Loews Corporation’s retained investment in Altium Packaging was recorded at an estimated fair value of $473 million.

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

Loews Hotels & Co

Loews Hotels & Co received aggregate proceeds of $77 million and $57 million in 2021 and 2020 for the sales of owned hotels and other assets.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2022	2021	2020
(In millions)

Fixed maturity securities	$1,787	$1,707	$1,728
Limited partnership investments	(6)	375	127
Short term investments	17	2	10
Equity securities (a)	23	83	65
Income from trading portfolio (a)		106	83
Other	65	61	58
Total investment income	1,886	2,334	2,071
Investment expenses	(84)	(75)	(76)
Net investment income	$1,802	$2,259	$1,995
(a) Net investment income recognized due to the change in fair value of equity and trading portfolio securities held as of December 31, 2022, 2021 and 2020	$3	$23	$88

As of December 31, 2022 and 2021, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2022	2021	2020
(In millions)

Fixed maturity securities:
Gross gains	$120	$186	$220
Gross losses	(261)	(90)	(220)
Investment gains (losses) on fixed maturity securities	(141)	96	—
Equity securities (a)	(116)	4	(3)
Derivative instruments	64	6	(10)
Short term investments and other	(6)	14	(22)
Altium Packaging (see Note 2)		555
Diamond Offshore (see Note 2)		(15)	(1,211)
Investment gains (losses)	$(199)	$660	$(1,246)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of December 31, 2022, 2021 and 2020	$(75)	$2	$(3)

Investment gains (losses) for the year ended December 31, 2022 in the table above include an $18 million net gain related to the novation of a coinsurance agreement on CNA’s legacy annuity business, which was transacted on a funds withheld basis and gave rise to an embedded derivative. The net gain of $18 million is comprised of a $62 million gain on the associated embedded derivative partially offset by a $44 million loss on fixed maturity securities supporting the funds withheld liability, transferred with the novation, to recognize unrealized losses which had been included in AOCI since the inception of the coinsurance agreement. Taken together, this net gain is the final recognition of changes in the valuation of the funds held assets and offsets previously recognized investment losses on the associated embedded derivative.

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Year Ended December 31	2022	2021	2020
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$62	$11	$87
Asset-backed		20	24
Impairment losses recognized in earnings	$62	$31	$111

Losses of $8 million, gains of $10 million and losses of $21 million were recognized for the years ended December 31, 2022, 2021 and 2020 related to mortgage loans primarily due to changes in expected credit losses.

The net change in unrealized gains (losses) on investments, which consists solely of the change in unrealized gains on fixed maturity securities, was $(7.9) billion, $(1.3) billion and $1.6 billion for the years ended December 31, 2022, 2021 and 2020.

The amortized cost and fair values of fixed maturity securities are as follows:

December 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$23,137	$301	$2,009		$21,429
States, municipalities and political subdivisions	8,918	338	939		8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447		2,631
Commercial mortgage-backed	1,886	4	255		1,635
Other asset-backed	3,287	2	361	$1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government sponsored enterprises	111	1	2		110
Foreign government	617	1	43		575
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	41,032	652	4,056	1	37,627
Fixed maturities trading	70				70
Total fixed maturity securities	$41,102	$652	$4,056	$1	$37,697

December 31, 2021

Fixed maturity securities:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14		11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8		2,956
Commercial mortgage-backed	1,987	63	19		2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government sponsored enterprises	132	1	3		130
Foreign government	570	15	2		583
Fixed maturities available-for-sale	39,945	4,558	112	18	44,373
Fixed maturities trading	7				7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380

The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total fixed maturity securities	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

December 31, 2021

Fixed maturity securities:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14			730	14
Asset-backed:
Residential mortgage-backed	1,043	8			1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62		902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5		74	3
Foreign government	97	2			97	2
Total fixed maturity securities	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2022		December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,355	$337	$898	$8
AAA	1,559	298	368	6
AA	4,327	817	875	17
A	6,615	749	1,516	23
BBB	13,226	1,621	1,812	42
Non-investment grade	1,429	234	596	16
Total	$29,511	$4,056	$6,065	$112

Based on current facts and circumstances, the unrealized losses presented in the December 31, 2022 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the recent volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at December 31, 2022.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $394 million and $369 million as of December 31, 2022 and 2021 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Year Ended December 31, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded			—
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)			—
Write-offs charged against the allowance	12		12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(9)	(8)
Total allowance for credit losses	$—	$1	$1

Year Ended December 31, 2021	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	5	6	11

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	7	17	24
Write-offs charged against the allowance	16		16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(8)	1	(7)
Total allowance for credit losses	$11	$7	$18

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2022		2021
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,012	$1,001	$1,603	$1,624
Due after one year through five years	9,880	9,399	10,637	11,229
Due after five years through ten years	13,788	12,453	13,294	14,338
Due after ten years	16,352	14,774	14,411	17,182
Total	$41,032	$37,627	$39,945	$44,373

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2022 and 2021 was approximately $2.0 billion and $1.9 billion, which includes net undistributed earnings of $183 million and $266 million. Limited partnerships comprising 27% of the total carrying value are reported on a current basis through December 31, 2022 with no reporting lag, 5% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 75% and 65% of the carrying value at December 31, 2022 and 2021 were invested in private debt and equity. Limited partnerships comprising 25% and 35% of the carrying value as of December 31, 2022 and 2021 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.

The ten largest limited partnership positions held totaled $633 million and $665 million as of December 31, 2022 and 2021. Based on the most recent information available regarding percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity at December 31, 2022 and 2021, and the related income reflected on the Consolidated Statements of Operations represents approximately 2% of the changes in aggregate partnership equity for the years ended December 31, 2022, 2021 and 2020.

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$9	$13	$112	$41	$53	$255	$483
LTV 55% to 65%	13						13
LTV greater than 65%	18	11					29
DSCR 1.2x - 1.6x
LTV less than 55%	5	49	18	43	10	37	162
LTV 55% to 65%	86		20			8	114
LTV greater than 65%	15						15
DSCR ≤1.2x
LTV less than 55%	35			57			92
LTV 55% to 65%	41	21		38			100
LTV greater than 65%	27			22		7	56
Total	$249	$94	$150	$201	$63	$307	$1,064

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2022			2021
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:

Equity markets:
Futures - short	$169
Warrants	117	$6
Interest rate swaps	240	19		$100
Currency forwards	12		$(1)
Embedded derivative on funds withheld liability				270		$(12)

As of December 31, 2021, CNA held an embedded derivative on a funds withheld liability related to a coinsurance agreement on its legacy annuity business. During the year ended December 31, 2022, CNA novated the coinsurance agreement, resulting in the settlement of the embedded derivative.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of December 31, 2022, commitments to purchase or fund were approximately $1.5 billion and to sell were approximately $60 million under the terms of these investments.

Investments on Deposit

Securities with carrying values of approximately $2.8 billion and $3.0 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2022 and 2021.

Cash and securities with carrying values of approximately $0.9 billion and $1.2 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2022 and 2021.

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

December 31, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions		8,274	43	8,317
Asset-backed		6,405	788	7,193
Fixed maturities available-for-sale	120	35,866	1,641	37,627
Fixed maturities trading	1	69		70
Total fixed maturities	$121	$35,935	$1,641	$37,697

Equity securities	$669	$435	$35	$1,139
Short term and other	4,539	167		4,706
Receivables		19		19
Payable to brokers	(82)			(82)

December 31, 2021

Fixed maturity securities:
Corporate bonds and other	$140	$23,768	$937	$24,845
States, municipalities and political subdivisions		11,887	56	11,943
Asset-backed		7,029	556	7,585
Fixed maturities available-for-sale	140	42,684	1,549	44,373
Fixed maturities trading		7		7
Total fixed maturities	$140	$42,691	$1,549	$44,380

Equity securities	$924	$721	$29	$1,674
Short term and other	4,696	74		4,770
Payable to brokers	(70)			(70)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)on Level 3 Assets and Liabilities Held at December 31
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(1)	$(184)	$137	$(5)	$(84)	$10		$810		$(183)
States, municipalities and political subdivisions	56		(13)						43		(13)
Asset-backed	556	25	(126)	424	(2)	(70)	75	$(94)	788		(125)
Fixed maturities available-for-sale	1,549	24	(323)	561	(7)	(154)	85	(94)	1,641	$—	(321)
Fixed maturities trading	—								—
Total fixed maturities	$1,549	$24	$(323)	$561	$(7)	$(154)	$85	$(94)	$1,641	$—	$(321)

Equity securities	$29	$(9)		$19	$(3)	$9		$(10)	$35	$(4)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)on Level 3 Assets and Liabilities Held at December 31
2021	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(10)	$(32)	$312	$(3)	$(68)	$20	$(52)	$937		$(32)
States, municipalities and political subdivisions	46		(1)	12		(1)			56		(1)
Asset-backed	308	7	(10)	287	(9)	(61)	109	(75)	556		(11)
Fixed maturities available-for-sale	1,124	(3)	(43)	611	(12)	(130)	129	(127)	1,549	$—	(44)
Fixed maturities trading	8	(6)				(2)			—
Total fixed maturities	$1,132	$(9)	$(43)	$611	$(12)	$(132)	$129	$(127)	$1,549	$—	$(44)

Equity securities	$43	$(15)		$11	$(21)		$21	$(10)	$29	$(2)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

Short Term and Other Invested Assets

Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds, treasury bills and exchange traded open-end funds valued using quoted market prices. Level 2 primarily includes non-U.S. government securities for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.

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

December 31, 2022	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1%	—	8%	(2%)

December 31, 2021

Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1%	—	7%	(2%)

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

	Carrying Amount	Estimated Fair Value
December 31, 2022		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,040			$973	$973

Liabilities:
Short term debt	853		$744	111	855
Long term debt	8,160		7,035	586	7,621

December 31, 2021

Assets:
Other invested assets, primarily mortgage loans	$973			$1,018	$1,018

Liabilities:
Short term debt	93			93	93
Long term debt	8,981		$9,170	611	9,781

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

Note 5. Receivables

December 31	2022	2021
(In millions)

Reinsurance (Note 16)	$5,438	$5,484
Insurance	3,187	2,974
Receivable from brokers	151	280
Accrued investment income	403	377
Federal income taxes	28	11
Other, primarily customer accounts	248	200
Total	9,455	9,326
Less: allowance for doubtful accounts on reinsurance receivables	22	21
allowance for other doubtful accounts	30	32
Receivables	$9,403	$9,273

Note 6. Property, Plant and Equipment

December 31	2022	2021
(In millions)

Pipeline equipment (net of accumulated depreciation of $4,105 and $3,742)	$8,224	$8,308
Hotel properties (net of accumulated depreciation of $522 and $472)	916	959
Other (net of accumulated depreciation of $520 and $522)	374	281
Construction in process	513	340
Property, plant and equipment	$10,027	$9,888

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2022		2021		2020
	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.
(In millions)

CNA Financial	$49	$50	$51	$26	$56	$25
Boardwalk Pipelines	394	352	368	340	361	415
Loews Hotels & Co	64	264	63	100	63	88
Corporate	2	9	21	23	74	90
Diamond Offshore (a)					119	52
Total	$509	$675	$503	$489	$673	$670

(a)	Amounts presented for Diamond Offshore reflect the period prior to deconsolidation. See Note 2 for further discussion.

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $17 million, $12 million and $14 million for the years ended December 31, 2022, 2021 and 2020.

Asset Impairments

Loews Hotels & Co evaluates properties with indications that their carrying amounts may not be recoverable. It was determined that the carrying values of two properties in 2022 and one property and capitalized costs related to a potential development project in 2020 were impaired. Loews Hotels & Co recorded aggregate impairment charges of $25 million ($19 million after tax) and $30 million ($22 million after tax) for the years ended December 31, 2022 and 2020, which are reported within Operating expenses and other on the Consolidated Statements of Operations.

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

During the first quarter of 2020, five Diamond Offshore drilling rigs that had indicators of impairment were evaluated. Based on the assumptions and analysis at that time, it was determined that the carrying values of four of these rigs were impaired. The fair values of these rigs were estimated using multiple probability-weighted cash flow analyses, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including utilization and dayrate scenarios, as well as management’s assumptions related to future oil and gas prices. These fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. An aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) was recorded for the year ended December 31, 2020 and is reported within Operating expenses and other on the Consolidated Statements of Operations.

Note 7. Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill is as follows:

	CNA Financial	Boardwalk Pipelines	Corporate	Total
(In millions)

Balance, December 31, 2020	$112	$237	$436	$785
Deconsolidation of Altium Packaging (see Note 2)			(436)	(436)
Balance, December 31, 2021	112	237	—	349
Other adjustments	(3)			(3)
Balance, December 31, 2022	$109	$237	$—	$346

A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In millions)

Finite-lived intangible assets:
Customer relationships	$59	$19	$59	$17
Other	17	14	19	15
Total finite-lived intangible assets	76	33	78	32

Indefinite-lived intangible assets	68		63
Total other intangible assets	$144	$33	$141	$32

Amortization expense for the years ended December 31, 2022, 2021 and 2020 of $3 million, $3 million and $61 million is reported in Operating expenses and other on the Consolidated Statements of Operations. At December 31, 2022, estimated amortization expense in each of the next five years is approximately $3 million.

Note 8. Claim and Claim Adjustment Expense Reserves and Future Policy Benefit Reserves

Property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. Reserve projections are based primarily on detailed analysis of the facts in each case, experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions including inflation, social inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as long term care, workers’ compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the ultimate cost for insurance losses will not exceed current estimates.

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

December 31	2022
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$15,996
Other Insurance Operations (a)	3,912
Total net claim and claim adjustment expenses	19,908

Reinsurance receivables: (b)
Property & Casualty Operations	2,680
Other Insurance Operations (c)	2,511
Total reinsurance receivables	5,191
Total gross liability for unpaid claims and claims adjustment expenses	$25,099

(a)	Other Insurance Operations amounts are primarily related to long term care claim reserves for policyholders on claim, which are long duration insurance contracts, but also include amounts related to unfunded structured settlements arising from short duration insurance contracts.

(b)	Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.

(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the loss portfolio transfer (“LPT”).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Year Ended December 31	2022	2021	2020
(In millions)

Reserves, beginning of year:
Gross	$24,174	$22,706	$21,720
Ceded	4,969	4,005	3,835
Net reserves, beginning of year	19,205	18,701	17,885

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer		(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,243	5,970	5,793
Decrease in provision for insured events of prior years	(187)	(104)	(119)
Amortization of discount	170	174	183
Total net incurred (a)	6,226	6,040	5,857

Net payments attributable to:
Current year events	(913)	(1,014)	(948)
Prior year events	(4,348)	(3,830)	(4,216)
Total net payments	(5,261)	(4,844)	(5,164)

Foreign currency translation adjustment and other	(262)	(60)	123

Net reserves, end of year	19,908	19,205	18,701
Ceded reserves, end of year	5,191	4,969	4,005
Gross reserves, end of year	$25,099	$24,174	$22,706

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the excess workers’ compensation loss portfolio transfer, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

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

Gross and Net Carried Reserves

The following tables present the gross and net carried reserves:

December 31, 2022	Property and Casualty Operations	Other Insurance Operations	Total
(In millions)

Gross Case Reserves	$5,502	$4,885	$10,387
Gross IBNR Reserves	13,174	1,538	14,712

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$18,676	$6,423	$25,099

Net Case Reserves	$4,805	$3,514	$8,319
Net IBNR Reserves	11,191	398	11,589

Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,996	$3,912	$19,908

December 31, 2021

Gross Case Reserves	$5,621	$4,934	$10,555
Gross IBNR Reserves	11,982	1,637	13,619

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$17,603	$6,571	$24,174

Net Case Reserves	$4,932	$3,437	$8,369
Net IBNR Reserves	10,338	498	10,836

Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,270	$3,935	$19,205

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

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

Year Ended December 31	2022	2021	2020
(In millions)

Medical professional liability	$18	$23	$35
Other professional liability and management liability	50	24	(15)
Surety	(83)	(73)	(69)
Commercial auto	49	53	33
General liability	67	15	15
Workers’ compensation	(152)	(82)	(96)
Property and other	(45)	(9)	27
Other insurance operations	64	60	50
Total pretax (favorable) unfavorable development	$(32)	$11	$(20)

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

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2021 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

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

2022

Unfavorable development in medical professional liability was due to higher than expected large loss activity in multiple accident years.

Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in CNA’s cyber and professional errors and omissions (“E&O”) businesses in multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Unfavorable development in commercial auto and general liability was due to higher than expected claim severity across multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Favorable development in property and other was primarily due to lower than expected loss emergence in recent accident years.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims, including the Diocese of Rochester proposed settlement.

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

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s middle market and construction businesses in recent accident years.

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

Unfavorable development in other insurance operations was due to legacy mass tort exposures, primarily related to abuse.

Property & Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2022
(In millions)

Medical professional liability	$1,526
Other professional liability and management liability	3,514
Surety	396
Commercial auto	787
General liability	3,206
Workers’ compensation	3,739
Property and other	2,828
Total net liability for unpaid claim and claim adjustment expenses	$15,996

Medical Professional Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2022
December 31	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2013	$462	$479	$500	$513	$525	$535	$545	$531	$530	$530	$5	19,587
2014		450	489	537	530	535	529	527	524	527	12	19,818
2015			433	499	510	494	488	510	501	498	22	18,203
2016				427	487	485	499	508	510	508	12	16,136
2017					412	449	458	460	455	460	30	15,288
2018						404	429	431	448	470	31	15,163
2019							430	445	458	471	101	14,189
2020								477	476	455	226	10,679
2021									377	376	259	8,801
2022										329	290	6,717
									Total	$4,624	$988

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2013	$17	$119	$255	$355	$414	$462	$495	$508	$512	$517
2014		23	136	258	359	417	472	489	497	504
2015			22	101	230	313	384	420	444	458
2016				18	121	246	339	401	436	460
2017					19	107	235	308	355	388
2018						21	115	211	290	349
2019							17	91	183	280
2020								11	61	139
2021									11	49
2022										10
									Total	$3,154

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,470
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										25
Liability for unallocated claim adjustment expenses for accident years presented										31
Total net liability for unpaid claim and claim adjustment expenses										$1,526

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2013		$17	$21	$13	$12	$10	$10	$(14)	$(1)	$—	$68
2014			39	48	(7)	5	(6)	(2)	(3)	3	77
2015				66	11	(16)	(6)	22	(9)	(3)	65
2016					60	(2)	14	9	2	(2)	81
2017						37	9	2	(5)	5	48
2018							25	2	17	22	66
2019								15	13	13	41
2020									(1)	(21)	(22)
2021										(1)	(1)
Total net development for the accident years presented above								34	13	16
Total net development for accident years prior to 2013								1	3	(3)
Total unallocated claim adjustment expense development								—	7	5
Total								$35	$23	$18

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2022
December 31	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2013	$884	$894	$926	$885	$866	$863	$850	$846	$833	$829	$21	17,953
2014		878	898	885	831	835	854	845	841	842	29	17,583
2015			888	892	877	832	807	813	836	855	30	17,452
2016				901	900	900	904	907	891	888	57	17,976
2017					847	845	813	791	775	758	107	18,181
2018						850	864	869	906	923	142	19,995
2019							837	845	856	876	173	19,447
2020								930	944	951	408	19,333
2021									1,037	1,038	706	17,983
2022										1,120	1,000	15,327
									Total	$9,080	$2,673

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2013	$54	$249	$447	$618	$702	$754	$771	$779	$787	$791
2014		51	223	392	515	647	707	743	787	802
2015			60	234	404	542	612	677	725	794
2016				64	248	466	625	701	736	784
2017					57	222	394	498	557	596
2018						54	282	473	599	706
2019							64	263	422	567
2020								67	248	400
2021									58	217
2022										64
									Total	$5,721

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,359
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										99
Liability for unallocated claim adjustment expenses for accident years presented										56
Total net liability for unpaid claim and claim adjustment expenses										$3,514

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2013		$10	$32	$(41)	$(19)	$(3)	$(13)	$(4)	$(13)	$(4)	$(55)
2014			20	(13)	(54)	4	19	(9)	(4)	1	(36)
2015				4	(15)	(45)	(25)	6	23	19	(33)
2016					(1)	—	4	3	(16)	(3)	(13)
2017						(2)	(32)	(22)	(16)	(17)	(89)
2018							14	5	37	17	73
2019								8	11	20	39
2020									14	7	21
2021										1	1
Total net development for the accident years presented above								(13)	36	41
Total net development for accident years prior to 2013								(2)	(14)	9
Total unallocated claim adjustment expense development								—	2	—
Total								$(15)	$24	$50

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2022
December 31	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2013	$120	$121	$115	$106	$91	$87	$83	$82	$82	$82	$2	5,092
2014		123	124	94	69	60	45	45	43	42	3	5,127
2015			131	131	104	79	63	58	53	45	1	5,074
2016				124	124	109	84	67	64	58	5	5,544
2017					120	115	103	84	71	66	4	5,855
2018						114	108	91	62	56	16	6,196
2019							119	112	98	87	21	6,033
2020								128	119	81	51	4,452
2021									137	129	105	4,168
2022										155	143	2,772
									Total	$801	$351

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2013	$16	$40	$69	$78	$78	$78	$77	$78	$79	$79
2014		7	30	38	36	38	38	39	39	38
2015			7	26	38	40	42	44	42	42
2016				5	37	45	45	43	43	41
2017					23	37	41	46	49	62
2018						5	25	34	39	40
2019							12	34	44	59
2020								4	20	28
2021									5	20
2022										12
									Total	$421

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$380
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										(4)
Liability for unallocated claim adjustment expenses for accident years presented										20
Total net liability for unpaid claim and claim adjustment expenses										$396

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2013		$1	$(6)	$(9)	$(15)	$(4)	$(4)	$(1)	$—	$—	$(38)
2014			1	(30)	(25)	(9)	(15)	—	(2)	(1)	(81)
2015				—	(27)	(25)	(16)	(5)	(5)	(8)	(86)
2016					—	(15)	(25)	(17)	(3)	(6)	(66)
2017						(5)	(12)	(19)	(13)	(5)	(54)
2018							(6)	(17)	(29)	(6)	(58)
2019								(7)	(14)	(11)	(32)
2020									(9)	(38)	(47)
2021										(8)	(8)
Total net development for the accident years presented above								(66)	(75)	(83)
Total net development for accident years prior to 2013								(3)	2	—
Total unallocated claim adjustment expense development								—	—	—
Total								$(69)	$(73)	$(83)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2022
December 31	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2013	$246	$265	$265	$249	$245	$245	$241	$241	$241	$243	$3	39,431
2014		234	223	212	205	205	201	201	202	201	1	33,631
2015			201	199	190	190	183	181	183	182	3	30,430
2016				198	186	186	186	190	195	200	7	30,452
2017					199	198	200	221	232	239	3	30,947
2018						229	227	227	245	254	5	34,319
2019							257	266	289	323	27	37,237
2020								310	303	304	56	29,070
2021									397	388	153	32,575
2022										437	263	30,229
									Total	$2,771	$521

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2013	$74	$135	$168	$200	$225	$234	$238	$239	$239	$239
2014		64	102	137	166	187	196	198	199	199
2015			52	96	130	153	172	175	178	179
2016				52	93	126	154	175	185	190
2017					58	107	150	178	203	225
2018						66	128	175	212	238
2019							77	147	203	257
2020								71	134	197
2021									83	168
2022										112
									Total	$2,004

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$767
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										4
Liability for unallocated claim adjustment expenses for accident years presented										16
Total net liability for unpaid claim and claim adjustment expenses										$787

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2013		$19	$—	$(16)	$(4)	$—	$(4)	$—	$—	$2	$(3)
2014			(11)	(11)	(7)	—	(4)	—	1	(1)	(33)
2015				(2)	(9)	—	(7)	(2)	2	(1)	(19)
2016					(12)	—	—	4	5	5	2
2017						(1)	2	21	11	7	40
2018							(2)	—	18	9	25
2019								9	23	34	66
2020									(7)	1	(6)
2021										(9)	(9)
Total net development for the accident years presented above								32	53	47
Total net development for accident years prior to 2013								1	—	2
Total unallocated claim adjustment expense development								—	—	—
Total								$33	$53	$49

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2022
December 31	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2013	$650	$655	$650	$655	$613	$623	$620	$623	$624	$629	$32	33,738
2014		653	658	654	631	635	658	659	659	676	34	28,131
2015			581	576	574	589	600	602	617	625	33	24,200
2016				623	659	667	671	673	683	684	43	24,699
2017					632	632	632	634	630	652	32	22,359
2018						653	644	646	639	650	127	20,242
2019							680	682	682	691	227	19,265
2020								723	722	726	434	13,998
2021									782	784	527	13,775
2022										929	835	10,572
									Total	$7,046	$2,324

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2013	$31	$128	$240	$352	$450	$510	$551	$572	$582	$586
2014		31	119	247	376	481	547	569	607	624
2015			19	110	230	357	446	501	530	561
2016				32	163	279	407	481	524	582
2017					23	118	250	399	471	553
2018						33	107	228	307	428
2019							25	98	181	322
2020								23	99	192
2021									26	140
2022										29
									Total	$4,017

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,029
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										118
Liability for unallocated claim adjustment expenses for accident years presented										59
Total net liability for unpaid claim and claim adjustment expenses										$3,206

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2013	$5	$(5)	$5	$(42)	$10	$(3)	$3	$1	$5	$(21)
2014		5	(4)	(23)	4	23	1	—	17	23
2015			(5)	(2)	15	11	2	15	8	44
2016				36	8	4	2	10	1	61
2017					—	—	2	(4)	22	20
2018						(9)	2	(7)	11	(3)
2019							2	—	9	11
2020								(1)	4	3
2021									2	2
Total net development for the accident years presented above							14	14	79
Total net development for accident years prior to 2013							1	(1)	(12)
Total unallocated claim adjustment expense development							—	2	—
Total							$15	$15	$67

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2022
December 31	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2013	$537	$572	$592	$618	$593	$582	$561	$552	$548	$537	$82	38,979
2014		467	480	479	452	450	446	439	448	430	76	33,522
2015			422	431	406	408	394	382	372	353	80	31,899
2016				426	405	396	382	366	355	331	77	31,991
2017					440	432	421	400	402	399	81	33,130
2018						450	440	428	415	415	93	34,875
2019							452	449	437	436	105	34,324
2020								477	466	446	182	29,392
2021									468	454	202	29,886
2022										497	308	28,753
									Total	$4,298	$1,286

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2013	$80	$213	$300	$370	$417	$419	$411	$414	$417	$423
2014		61	159	215	258	282	290	297	306	312
2015			51	131	180	212	231	243	251	256
2016				53	129	169	198	219	227	234
2017					63	151	207	243	265	279
2018						68	163	229	259	280
2019							71	169	223	262
2020								65	147	200
2021									67	164
2022										79
									Total	$2,489

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,809
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										1,874
Other (b)										(20)
Liability for unallocated claim adjustment expenses for accident years presented										76
Total net liability for unpaid claim and claim adjustment expenses										$3,739

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2013	$35	$20	$26	$(25)	$(11)	$(21)	$(9)	$(4)	$(11)	$—
2014		13	(1)	(27)	(2)	(4)	(7)	9	(18)	(37)
2015			9	(25)	2	(14)	(12)	(10)	(19)	(69)
2016				(21)	(9)	(14)	(16)	(11)	(24)	(95)
2017					(8)	(11)	(21)	2	(3)	(41)
2018						(10)	(12)	(13)	—	(35)
2019							(3)	(12)	(1)	(16)
2020								(11)	(20)	(31)
2021									(14)	(14)
Total net development for the accident years presented above							(80)	(50)	(110)
Adjustment for development on a discounted basis							2	2	(3)
Total net development for accident years prior to 2013							(18)	(34)	(49)
Total unallocated claim adjustment expense development							—	—	10
Total							$(96)	$(82)	$(152)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below presents information about average historical claims duration as of December 31, 2022 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10

Medical professional liability	3.6%	17.0%	23.0%	18.0%	11.9%	8.2%	4.7%	2.3%	1.0%	0.9%
Other professional liability and management liability	6.6	21.0	20.7	16.2	10.3	6.0	4.3	4.8	1.4	0.5
Surety (a)	19.0	40.5	20.2	3.6	2.1	4.8	(1.7)	0.4	(0.6)	—
Commercial auto	26.1	22.0	17.6	13.9	10.4	4.8	1.7	0.5	—	—
General liability	3.9	13.7	17.1	18.8	14.3	9.4	5.7	4.6	2.1	0.6
Workers’ compensation	15.3	22.3	13.7	9.4	6.1	2.3	1.1	1.4	1.0	1.1

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

The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Year Ended December 31	2022	2021	2020
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$92	$143	$125
Provision for uncollectible third-party reinsurance on A&EP	(5)	(5)	(25)
Total additional amounts ceded under LPT	87	138	100
Retroactive reinsurance benefit recognized	(91)	(107)	(94)
Pretax impact of deferred retroactive reinsurance	$(4)	$31	$6

Net unfavorable prior year development of $92 million, $143 million and $125 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2022, 2021 and 2020. The unfavorable development in 2022, 2021 and 2020 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. Additionally, in 2022, 2021 and 2020, $5 million, $5 million and $25 million of the provision for uncollectible third-party reinsurance was released.

As of December 31, 2022 and 2021, the cumulative amounts ceded under the LPT were $3.5 billion and $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was $425 million and $429 million as of December 31, 2022 and 2021 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.4 billion as of December 31, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

As of December 31, 2022, the cumulative amount ceded under the EWC LPT was $690 million.

Cavello established a collateral trust as security for its obligations. The fair value of the collateral trust was $608 million as of December 31, 2022.

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

Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the secured borrowing rate, as most of the leases do not provide an implicit rate. The operating lease right of use asset was $328 million and $272 million and the operating lease liability was $397 million and $363 million at December 31, 2022 and 2021.

Total lease expense was $89 million, $92 million and $110 million for the years ended December 31, 2022, 2021 and 2020 which includes operating lease expense of $60 million, $66 million and $84 million, variable lease expense of $26 million, $23 million and $22 million and short term lease expense of $3 million, $3 million and $4 million. Cash paid for amounts included in operating lease liabilities was $64 million, $65 million and $86 million for year ended December 31, 2022, 2021 and 2020. Operating lease right of use assets obtained in exchange for lease obligations was $118 million, $35 million and $40 million for the years ended December 31, 2022, 2021 and 2020.

The table below presents the maturities of lease liabilities:

Operating
As of December 31, 2022	Leases
(In millions)

2023	$60
2024	53
2025	46
2026	43
2027	41
Thereafter	312
Total	555
Less: discount	158
Total lease liabilities	$397

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of December 31, 2022

Weighted average remaining lease term	10.7 years
Weighted average discount rate	3.8%

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

For 2020 through 2022, the Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2020 and 2021, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not support use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2018.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2022	2021	2020
(In millions)

Income tax expense (benefit):
Federal:
Current	$241	$239	$43
Deferred	(5)	197	(260)
State and city:
Current	25	13	1
Deferred	15	13	13
Foreign	2	17	30
Total	$278	$479	$(173)

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense (benefit) is as follows:

Year Ended December 31	2022	2021	2020
(In millions)

Income (loss) before income tax:
U.S.	$1,240	$2,058	$(768)
Foreign	141	124	(696)
Total	$1,381	$2,182	$(1,464)

Income tax expense (benefit) at statutory rate	$290	$458	$(307)
Increase (decrease) in income tax expense (benefit) resulting from:
Exempt investment income	(38)	(48)	(49)
Foreign related tax differential	(15)	(2)	63
Taxes related to domestic affiliate		40
Valuation allowance	1	1	55
Unrecognized tax positions, settlements and adjustments relating to prior years			68
State taxes	36	24	4
Other	4	6	(7)
Income tax expense (benefit)	$278	$479	$(173)

As of December 31, 2022, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2022	2021	2020
(In millions)

Balance at January 1	$—	$2	$121
Additions for tax positions related to the current year			68
Reduction due to deconsolidation of subsidiaries		(2)	(187)
Balance at December 31	$—	$—	$2

As of December 31, 2022, there were no unrecognized tax benefits or related accrued interest and penalties that would affect the effective tax rate if recognized.

Accrued interest related to unrecognized tax benefits and tax refund claims is recognized in Income tax expense (benefit) on the Consolidated Statements of Operations. Penalties are recognized in Income tax expense (benefit) on the Consolidated Statements of Operations. No interest expense (benefit) and no penalties were recorded for the years ended December 31, 2022 and 2021, and amounts recorded were insignificant for the year ended December 31, 2020.

The following table summarizes deferred tax assets and liabilities:

December 31	2022	2021
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$188	$173
Unearned premium reserves	190	193
Deferred revenue	72	71
Employee benefits	98	111
Deferred retroactive reinsurance benefit	89	90
Net operating loss carryforwards	55	29
Net unrealized losses	709
Other	147	132
Total deferred tax assets	1,548	799
Valuation allowance	(16)	(15)
Net deferred tax assets	1,532	784

Deferred tax liabilities:
Deferred acquisition costs	(113)	(99)
Net unrealized gains		(275)
Property, plant and equipment	(810)	(751)
Basis differential in investment in subsidiary	(502)	(503)
Other liabilities	(149)	(190)
Total deferred tax liabilities	(1,574)	(1,818)

Net deferred tax liabilities (a)	$(42)	$(1,034)
(a) Includes deferred tax assets reflected in Other assets on the Consolidated Balance Sheets at December 31, 2022 and 2021	$201	$45

Net operating loss carryforwards in foreign tax jurisdictions of $205 million and foreign tax credit carryforwards of $6 million have no expiration.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. Due to the mix of state tax jurisdictions in which our subsidiaries operate, as of December 31, 2022, a valuation allowance of $16 million was recorded related primarily to state net operating losses.

Note 11. Debt

December 31	2022	2021
(In millions)

Loews Corporation (Parent Company):
Senior:
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	$500	$500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	500	500
3.2% notes due 2030 (effective interest rate of 3.3%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500	500
3.5% notes due 2027 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.9% notes due 2029 (effective interest rate of 3.9%) (authorized, $500)	500	500
2.1% notes due 2030 (effective interest rate of 2.1%) (authorized, $500)	500	500
Boardwalk Pipelines:
Senior:
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)		300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)		300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600)	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
4.8% notes due 2029 (effective interest rate of 4.9%) (authorized, $500)	500	500
3.4% notes due 2031 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.6% notes due 2032 (effective interest rate of 3.7%) (authorized, $500)	500
Finance lease obligation	5	6
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 5.5% and 4.6%)	732	692
	9,080	9,141
Less unamortized discount and issuance costs	61	62
Debt	$9,019	$9,079

December 31, 2022	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt
(In millions)

Loews Corporation	$2,300	$20	$2,280	$500	$1,780
CNA Financial	2,793	12	2,781	243	2,538
Boardwalk Pipelines	3,255	21	3,234		3,234
Loews Hotels & Co	732	8	724	111	613
Total	$9,080	$61	$9,019	$854	$8,165

At December 31, 2022, the aggregate long term debt maturing in each of the next five years is approximately as follows: $855 million in 2023, $1.5 billion in 2024, $3 million in 2025, $1.6 billion in 2026, $1.1 billion in 2027 and $4.0 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2022, giving it access to approximately $106 million of additional liquidity. As of December 31, 2022 and 2021, CNA had no outstanding borrowings from the FHLBC.

In 2019, CNA amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the amended and restated credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. As of December 31, 2022, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

In February of 2022, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.6% senior notes due September 1, 2032. Boardwalk Pipelines used the proceeds to retire the outstanding $300 million aggregate principal amount of its 4.0% senior notes due June 2022 in March of 2022, to fund growth capital expenditures and for general corporate purposes. In November of 2022, Boardwalk Pipelines retired the outstanding $300 million aggregate principal amount of its 3.4% senior notes due February 1, 2023 at a redemption price of 100% of the principal amount plus unpaid and accrued interest. The retirement was funded from available cash.

Boardwalk Pipelines has a revolving credit facility that is evidenced by a credit agreement with a borrowing capacity of $1.0 billion through May 27, 2027. Interest rates are based on the term Secured Overnight Financing Rate (“SOFR”). As of December 31, 2022, Boardwalk Pipelines had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under its revolving credit facility. As of December 31, 2022, Boardwalk Pipelines was in compliance with its covenants under the credit agreement.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contains a variety of financial and operational covenants. As of December 31, 2022, Loews Hotels & Co was in compliance with these covenants.

Note 12. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2020, 2021 and 2022:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2020	$—	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $12, $(201), $8, $18 and $0	(43)	763	(22)	(66)	48	680
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(12), $12, $(2), $(11) and $0	43	(43)	5	42		47
Other comprehensive income (loss)	—	720	(17)	(24)	48	727
Amounts attributable to noncontrolling interests		(75)		2	(5)	(78)
Balance, December 31, 2020	$—	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $2, $167, $(2), $(59) and $0	(7)	(625)	13	220	(20)	(419)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(1), $21, $(1), $(12) and $0	5	(81)	4	46		(26)
Other comprehensive income (loss)	(2)	(706)	17	266	(20)	(445)
Amounts attributable to noncontrolling interests		73		(25)	2	50
Balance, December 31, 2021	$(2)	$930	$(6)	$(636)	$(100)	$186
Other comprehensive income (loss) before reclassifications, after tax of $0, $1,028, $(7), $1 and $0		(3,903)	20	(3)	(111)	(3,997)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(21), $0, $(5) and $0	(5)	126		18		139
Other comprehensive income (loss)	(5)	(3,777)	20	15	(111)	(3,858)
Amounts attributable to noncontrolling interests		378		(1)	11	388
Balance, December 31, 2022	$(7)	$(2,469)	$14	$(622)	$(200)	$(3,284)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Common Stock Dividends

Loews Corporation declared and paid dividends of $0.25 per share in the aggregate on its common stock in each of 2022, 2021 and 2020.

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

Treasury Stock

Loews Corporation repurchased 12.7 million, 21.1 million and 22.0 million shares of its common stock at aggregate costs of $0.7 billion, $1.1 billion and $0.9 billion during the years ended December 31, 2022, 2021 and 2020. On December 31, 2022, 12.5 million shares of Loews Corporation common stock were retired. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings. Loews Corporation purchased 0.7 million shares of CNA’s common stock at an aggregate cost of $26 million in 2022.

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

Year Ended December 31	2022	2021	2020
(In millions)

Non-insurance warranty – CNA Financial	$1,574	$1,430	$1,252

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$1,398	$1,306	$1,264
Lodging and related services – Loews Hotels & Co	689	419	234
Rigid plastic packaging and recycled resin – Corporate (a)		280	1,022
Contract drilling – Diamond Offshore (b)			300
Total revenues from contracts with customers	2,087	2,005	2,820
Other revenues	113	128	113
Operating revenues and other	$2,200	$2,133	$2,933
(a)Revenues presented reflect the consolidated results of Altium Packaging through March 31, 2021. See Note 2 for further discussion.
(b)Revenues presented for Diamond Offshore reflects the period prior to deconsolidation. See Note 2 for further discussion.

Receivables from contracts with customers – As of December 31, 2022 and 2021, receivables from contracts with customers were approximately $168 million and $145 million and are included within Receivables on the Consolidated Balance Sheets.

Deferred revenue – As of December 31, 2022 and 2021, deferred revenue resulting from contracts with customers was approximately $4.8 billion and $4.6 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Balance Sheets. Approximately $1.4 billion and $1.2 billion of revenues recognized during the year ended December 31, 2022 and 2021 were included in deferred revenue as of January 1, 2022 and 2021.

Contract costs – As of December 31, 2022 and 2021, the Company had approximately $3.7 billion and $3.5 billion of costs to obtain contracts with customers related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. For the year ended December 31, 2022 and 2021, amortization expense of $1.2 billion and $1.1 billion is reported as Non-insurance warranty expense on the Consolidated Statement of Income. There were no adjustments to deferred costs recorded for the year ended December 31, 2022 and 2021.

Performance obligations – As of December 31, 2022, approximately $13.7 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $2.8 billion will be recognized during 2023, $2.2 billion in 2024 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 88 and 89 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $74 million and $67 million at December 31, 2022 and 2021.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2022, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2023 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $990 million in 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2022(a)	2021	2022(a)	2021	2020
(In millions)

Combined Continental Casualty Companies	$10,572	$11,321	$1,072	$1,253	$800

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

The statutory capital and surplus presented above for CCC was approximately 238% and 264% of company action level RBC at December 31, 2022 and 2021. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CNA’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note 15. Benefit Plans

Pension Plans – Several non-contributory defined benefit plans are maintained for eligible employees. For benefits in certain plans, the accrued pension balance is credited with interest based on specified annual interest rates (which are established annually for all participants). The benefits for another plan which covers salaried employees are based on formulas which include, among others, years of service and average pay. The funding policy is to make contributions in accordance with applicable governmental regulatory requirements.

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

Benefits for retirees reaching age 65 are generally integrated with Medicare. Other retirees, based on plan provisions, must use Medicare as their primary coverage, with a portion of the unpaid amount being reimbursed by the employer; or are reimbursed for the Medicare Part B premium or have no employer coverage. The benefits provided are basically health and, for certain retirees, life insurance type benefits.

Certain of these benefit plans are funded and postretirement benefits are accrued during the active service of those employees who would become eligible for such benefits when they retire. December 31 is used as the measurement date for the plans.

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2022	2021	2020	2022	2021	2020

Discount rate	5.2%	2.6%	2.1%	5.4%	2.6%	2.2%
Interest crediting rate	3.4%	3.0%	3.0%
Rate of compensation increase	0.0% to 4.5%	0.0% to 3.0%	0.0% to 3.0%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2022	2021	2020	2022	2021	2020

Discount rate	3.4%	2.1%	3.0%	2.6%	2.2%	2.9%
Expected long term rate of return on plan assets	6.3%	6.7%	7.2%	2.0%	2.8%	3.6%
Interest crediting rate	3.0%	3.0%	3.7%
Rate of compensation increase	0.0% to 3.0%	0.0% to 3.0%	0.0% to 3.0%

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

Assumed health care cost trend rates:

December 31	2022	2021	2020

Health care cost trend rate assumed for next year	4.0% to 6.5%	4.0% to 7.0%	4.0% to 7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.5%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2023-2026	2022-2026	2021-2026

Net periodic (benefit) cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2022	2021	2020	2022	2021	2020
(In millions)

Service cost	$2	$3	$3
Interest cost	76	70	92	$1	$1	$2
Expected return on plan assets	(165)	(169)	(173)	(2)	(3)	(3)
Amortization of unrecognized net loss	32	49	48			(1)
Settlements and curtailments	5	3	10			(1)
Regulatory asset decrease		3
Net periodic (benefit) cost	$(50)	$(41)	$(20)	$(1)	$(2)	$(3)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$2,916	$3,243	$44	$51
Deconsolidation		(98)
Service cost	2	3
Interest cost	76	70	1	1
Plan participants’ contributions			3	4
Actuarial (gain) loss	(557)	(89)	(6)	(2)
Benefits paid from plan assets	(181)	(193)	(9)	(10)
Settlements and curtailments	(23)	(19)
Foreign exchange	(13)	(1)
Benefit obligation at December 31	$2,220	$2,916	$33	$44

Change in plan assets:

Fair value of plan assets at January 1	$2,816	$2,739	$93	$96
Deconsolidation		(85)
Actual return on plan assets	(405)	355	(9)
Company contributions	19	20	3	3
Plan participants' contributions			3	4
Benefits paid from plan assets	(181)	(193)	(9)	(10)
Settlements	(23)	(19)
Foreign exchange	(14)	(1)
Fair value of plan assets at December 31	$2,212	$2,816	$81	$93

Funded status	$(8)	$(100)	$48	$49

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
(In millions)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$149	$90	$57	$62
Other liabilities	(157)	(190)	(9)	(13)
Net amount recognized	$(8)	$(100)	$48	$49

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Net actuarial loss	$811	$837		$(5)
Net amount recognized	$811	$837	$—	$(5)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$234	$292
Accumulated benefit obligation	231	286	$10	$13
Fair value of plan assets	78	104

The benefit obligation for all defined benefit pension plans was $2.2 billion and $2.9 billion at December 31, 2022 and 2021. Changes for the years ended December 31, 2022 and 2021 include actuarial gains of $557 million and $89 million primarily driven by changes in the discount rate used to determine the benefit obligations.

A total return approach is employed whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 0% to 40% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolios contain a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2022, $122 million is committed to fund future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments at December 31, 2022.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2023	$241	$3
2024	196	3
2025	196	3
2026	197	3
2027	195	3
2028 – 2032	844	11

In 2023, it is expected that contributions of approximately $17 million will be made to pension plans and $1 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$859	$7	$866
States, municipalities and political subdivisions		49		49
Asset-backed		157	9	166
Total fixed maturities	$—	1,065	16	1,081
Equity securities	236	13		249
Short term investments	194	1		195
Fixed income mutual funds	42			42
Other assets (a)	2	12	57	71
Total plan assets at fair value	$474	$1,091	$73	$1,638
Plan assets at net asset value: (b)
Equity securities				21
Limited partnerships				553
Total plan assets	$474	$1,091	$73	$2,212

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$645	$8	$653
States, municipalities and political subdivisions		30		30
Asset-backed		110		110
Total fixed maturities	$—	785	8	793
Equity securities	801	141		942
Short term investments	47			47
Fixed income mutual funds	111			111
Other assets	2	8		10
Total plan assets at fair value	$961	$934	$8	$1,903
Plan assets at net asset value: (b)
Equity securities				20
Limited partnerships				893
Total plan assets	$961	$934	$8	$2,816

(a)In November 2022, the Company elected to de-risk a portion of the pension assets and purchased an annuity contract.
(b)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 62% and 34% of the carrying value as of December 31, 2022 and 2021 were invested in private debt and equity. Limited partnerships comprising 38% and 66% of the carrying value as of December 31, 2022 and 2021 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. Within hedge fund strategies, approximately 64% were equity related, 24% pursued a multi-strategy approach and 12% were focused on distressed investments at December 31, 2022.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$55		$55
States, municipalities and political subdivisions		34		34
Asset-backed		1		1
Total fixed maturities	$—	90	$—	90
Short term investments	2			2
Fixed income mutual funds	2			2
Total assets	$4	$90	$—	$94

Other liabilities	$(13)			$(13)

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$31		$31
States, municipalities and political subdivisions		32		32
Asset-backed		7		7
Total fixed maturities	$—	70	$—	70
Short term investments	4			4
Fixed income mutual funds	19			19
Total	$23	$70	$—	$93

There were no Level 3 assets at December 31, 2022 and 2021.

Savings Plans – Several contributory savings plans are maintained which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. In addition, eligible employees also receive a contribution of a percentage of their annual eligible compensation. Employer contributions to these plans amounted to $90 million, $83 million and $90 million for the years ended December 31, 2022, 2021 and 2020.

Stock-based Compensation – In 2016, shareholders approved the Loews Corporation 2016 Incentive Compensation Plan (the “2016 Loews Plan”) which replaced a previously existing equity plan. The aggregate number of shares of Loews Corporation common stock authorized under the 2016 Loews Plan is 6,000,000 shares, plus up to 3,000,000 shares that may be forfeited under the prior plan. The maximum number of shares of Loews Corporation common stock with respect to which awards may be granted to any individual in any calendar year is 500,000 shares. In accordance with the 2016 Loews Plan and the prior equity plan, Loews Corporation stock-based compensation consists of the following:

SARs: SARs were granted under the prior equity plan. The exercise price per share may not be less than the fair market value of the common stock on the date of grant. Generally, SARs vested ratably over a four-year period and expire in ten years.

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

In 2022, Loews Corporation granted an aggregate of 180,825 RSUs and PSUs at a weighted average grant-date fair value of $61.05 per unit. 12,289 RSUs were forfeited during the year. 816,250 SARs were outstanding at December 31, 2022 with a weighted average exercise price of $41.65.

The Company recognized compensation expense in connection with stock-based compensation that decreased net income by $34 million, $33 million and $37 million for the years ended December 31, 2022, 2021 and 2020. CNA also maintains their own stock-based compensation plan. Such amounts include Loews Corporation’s share of expense related to this plan.

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

The following table presents the amounts receivable from reinsurers:

December 31	2022	2021
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,191	$4,969
Ceded future policy benefits		288
Reinsurance receivables related to paid losses	247	227
Reinsurance receivables	5,438	5,484
Less allowance for doubtful accounts	22	21
Reinsurance receivables, net of allowance for doubtful accounts	$5,416	$5,463

CNA has established an allowance for doubtful accounts on voluntary reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of December 31, 2022
(In millions)

A- to A++	$3,785
B- to B++	1,020
Insolvent	3
Total voluntary reinsurance outstanding balance (a)	$4,808

(a)	Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 8 for more information on the LPT. Also excluded are receivables from involuntary pools.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.7 billion and $4.0 billion at December 31, 2022 and 2021.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2022 were approximately $1.9 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $598 million from Cavello Bay Reinsurance Limited and $446 million from the Gateway Rivers Insurance Company. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2022

Property and casualty	$13,097	$231	$5,134	$8,194	2.8%
Long term care	427	46		473	9.7
Earned premiums	$13,524	$277	$5,134	$8,667	3.2%

Year Ended December 31, 2021

Property and casualty	$12,554	$240	$5,110	$7,684	3.1%
Long term care	443	48		491	9.8
Earned premiums	$12,997	$288	$5,110	$8,175	3.5%

Year Ended December 31, 2020

Property and casualty	$11,547	$238	$4,640	$7,145	3.3%
Long term care	454	50		504	9.9
Earned premiums	$12,001	$288	$4,640	$7,649	3.8%

Included in the direct and ceded earned premiums for the years ended December 31, 2022, 2021 and 2020 are $3.3 billion, $3.6 billion and $3.5 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $2.6 billion, $3.1 billion and $3.2 billion for the years ended December 31, 2022, 2021 and 2020, including $1.8 billion, $2.0 billion and $2.4 billion related to the significant third party captive program discussed above.

Long term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Note 17. Legal Proceedings

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling.

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

Note 18. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2022, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Loews Hotels & Co

Loews Hotels & Co contributed $41 million to two joint venture development projects expected to open in 2025. These projects are currently estimated to require an aggregate additional investment of approximately $160 million in capital contributions from Loews Hotels & Co.

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

Boardwalk Pipelines operates in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. Boardwalk Pipelines owns approximately 13,965 miles of natural gas and NGL pipelines and underground storage caverns. Boardwalk Pipelines’ natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and its NGL pipelines and storage facilities are located in Louisiana and Texas.

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

Statements of Operations and Total assets by segment are presented in the following tables.

Year Ended December 31, 2022	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$8,667				$8,667
Net investment income (loss)	1,805	$3	$1	$(7)	1,802
Investment losses	(199)				(199)
Non-insurance warranty revenue	1,574				1,574
Operating revenues and other	32	1,443	720	5	2,200
Total	11,879	1,446	721	(2)	14,044

Expenses:

Insurance claims and policyholders’ benefits	6,386				6,386
Amortization of deferred acquisition costs	1,490				1,490
Non-insurance warranty expense	1,471				1,471
Operating expenses and other	1,339	950	697	91	3,077
Equity method (income) loss			(148)	9	(139)
Interest	112	166	11	89	378
Total	10,798	1,116	560	189	12,663
Income (loss) before income tax	1,081	330	161	(191)	1,381
Income tax (expense) benefit	(188)	(83)	(44)	37	(278)
Net income (loss)	893	247	117	(154)	1,103
Amounts attributable to noncontrolling interests	(91)				(91)
Net income (loss) attributable to Loews Corporation	$802	$247	$117	$(154)	$1,012

December 31, 2022

Total assets	$60,872	$9,640	$1,935	$3,047	$75,494

Year Ended December 31, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Total
(In millions)

Revenues:

Insurance premiums	$8,175				$8,175
Net investment income	2,159		$1	$99	2,259
Investment gains	120			540	660
Non-insurance warranty revenue	1,430				1,430
Operating revenues and other	24	$1,349	479	281	2,133
Total	11,908	1,349	480	920	14,657

Expenses:

Insurance claims and policyholders’ benefits	6,349				6,349
Amortization of deferred acquisition costs	1,443				1,443
Non-insurance warranty expense	1,328				1,328
Operating expenses and other	1,191	885	503	378	2,957
Equity method (income) loss			(47)	21	(26)
Interest	113	161	36	114	424
Total	10,424	1,046	492	513	12,475
Income (loss) before income tax	1,484	303	(12)	407	2,182
Income tax expense	(282)	(68)	(2)	(127)	(479)
Net income (loss)	1,202	235	(14)	280	1,703
Amounts attributable to noncontrolling interests	(125)				(125)
Net income (loss) attributable to Loews Corporation	$1,077	$235	$(14)	$280	$1,578

December 31, 2021

Total assets	$66,588	$9,418	$1,671	$3,949	$81,626

(a)	Amounts include the consolidated results of Altium Packaging through March 31, 2021. Beginning April 1, 2021, Altium Packaging is recorded as an equity method investment.

	CNA	Boardwalk	Loews		Diamond
Year Ended December 31, 2020	Financial	Pipelines	Hotels & Co	Corporate (a)	Offshore (b)	Total
(In millions)

Revenues:

Insurance premiums	$7,649					$7,649
Net investment income	1,935		$1	$59		1,995
Investment losses	(35)			(1,211)		(1,246)
Non-insurance warranty revenue	1,252					1,252
Operating revenues and other	26	$1,302	277	1,023	$305	2,933
Total	10,827	1,302	278	(129)	305	12,583

Expenses:

Insurance claims and policyholders’ benefits	6,170					6,170
Amortization of deferred acquisition costs	1,410					1,410
Non-insurance warranty expense	1,159					1,159
Operating expenses and other	1,125	855	446	1,098	1,196	4,720
Equity method loss			73			73
Interest	142	170	33	127	43	515
Total	10,006	1,025	552	1,225	1,239	14,047
Income (loss) before income tax	821	277	(274)	(1,354)	(934)	(1,464)
Income tax (expense) benefit	(131)	(71)	62	287	26	173
Net income (loss)	690	206	(212)	(1,067)	(908)	(1,291)
Amounts attributable to noncontrolling interests	(72)				432	360
Net income (loss) attributable to Loews Corporation	$618	$206	$(212)	$(1,067)	$(476)	$(931)

(b)	Amounts presented for Diamond Offshore reflects the period prior to its deconsolidation.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2022. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Additional information required by this Item can be found in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Additional information required by this item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

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

Page Number
2.Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	162

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	164

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended and restated as of November 8, 2022, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on November 8, 2022 (File No. 001-06541)	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act, incorporated herein by reference to Exhibit 4.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)	4.01

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.02

(10)	Material Contracts

Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
		10.01+

Description	Exhibit Number

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.02*+

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.03*+

Form of Director Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.04*+

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
10.19+

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14 (a) of the Exchange Act	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Description	Exhibit Number

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(101)	XBRL Related Documents

	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS*

	Inline XBRL Taxonomy Extension Schema	101.SCH*

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	Inline XBRL Taxonomy Label Linkbase	101.LAB*

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

(104)	(Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.
+Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	February 7, 2023	By	/s/ Jane J. Wang
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 7, 2023	By	*
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 7, 2023	By	*
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Dated:	February 7, 2023	By	*
(Mark S. Schwartz, Vice President,
Chief Accounting Officer and Treasurer)

Dated:	February 7, 2023	By	*
(Ann E. Berman, Director)

Dated:	February 7, 2023	By	*
(Joseph L. Bower, Director)

Dated:	February 7, 2023	By	*
(Charles D. Davidson, Director)

Dated:	February 7, 2023	By	*
(Charles M. Diker, Director)

Dated:	February 7, 2023	By	*
(Paul J. Fribourg, Director)

Dated:	February 7, 2023	By	*
(Walter L. Harris, Director)

Dated:	February 7, 2023	By	*
(Philip A. Laskawy, Director)

Dated:	February 7, 2023	By	*
(Susan P. Peters, Director)

Dated:	February 7, 2023	By	*
(Andrew H. Tisch, Director)

Dated:	February 7, 2023	By	*
(Jonathan M. Tisch, Director)

Dated:	February 7, 2023	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General
Counsel and Secretary)
Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2022	2021
(In millions)

Current assets, principally investment in short term instruments	$2,810	$2,818
Investments in securities	564	734
Investments in capital stocks of subsidiaries, at equity	13,659	16,794
Other assets	112	20
Total assets	$17,145	$20,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$626	$92
Long term debt	1,780	2,278
Deferred income tax and other	141	150
Total liabilities	2,547	2,520
Shareholders’ equity	14,598	17,846
Total liabilities and shareholders’ equity	$17,145	$20,366

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2022	2021	2020
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$1,153	$1,655	$120
Net investment income, interest and other	1	103	65
Investment loss		(15)	(1,211)
Total	1,154	1,743	(1,026)
Expenses:
Administrative	84	93	98
Interest	89	89	83
Total	173	182	181
Income (loss) before income tax	981	1,561	(1,207)
Income tax benefit	31	17	276
Net income (loss)	1,012	1,578	(931)
Equity in other comprehensive income (loss) of subsidiaries	(3,470)	(395)	649
Total comprehensive income (loss)	$(2,458)	$1,183	$(282)

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2022	2021	2020
(In millions)

Operating Activities:
Net income (loss)	$1,012	$1,578	$(931)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity method investees	(193)	(820)	834
Loss on deconsolidation		15	1,211
Provision for deferred income taxes	(49)	7	(196)
Changes in operating assets and liabilities, net:
Receivables	(11)
Accounts payable and accrued liabilities	(47)	(48)	(38)
Trading securities	153	(69)	(566)
Other, net	39	82	44
	904	745	358

Investing Activities:
Investments in and advances to subsidiaries	(137)	385	(169)
Change in investments, primarily short term	30	72	326
Other	(9)
	(116)	457	157

Financing Activities:
Dividends paid	(61)	(65)	(70)
Purchases of treasury shares	(729)	(1,136)	(923)
Issuance of debt			495
Other	(7)	(4)	(5)
	(797)	(1,205)	(503)

Net change in cash	(9)	(3)	12
Cash, beginning of year	19	22	10
Cash, end of year	$10	$19	$22

(a)	Cash dividends paid to the Company by affiliates amounted to $978, $853 and $947 for the years ended December 31, 2022, 2021 and 2020.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2022	2021
(In millions)

Deferred acquisition costs	$806	$737
Reserves for unpaid claim and claim adjustment expenses	25,099	24,174
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.4%)	1,133	1,146
Unearned premiums	6,374	5,761

Year Ended December 31	2022	2021	2020
(In millions)

Net written premiums	$9,128	$8,405	$8,059
Net earned premiums	8,667	8,175	7,649
Net investment income	1,751	2,111	1,896
Incurred claim and claim adjustment expenses related to current year	6,243	5,970	5,793
Incurred claim and claim adjustment expenses related to prior years	(187)	(104)	(119)
Amortization of deferred acquisition costs	1,490	1,443	1,410
Paid claim and claim adjustment expenses	5,261	4,844	5,164

