Form 10-Q
period 2023-03-31
LOEWS CORP
filed 2023-05-01
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
As of April 28, 2023, there were 227,898,186 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2023	2022
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $41,899 and $41,102, less allowance for credit loss of $2 and $1	$39,349	$37,697
Equity securities, cost of $1,082 and $1,161	1,057	1,139
Limited partnership investments	2,011	1,954
Other invested assets, primarily mortgage loans, less allowance for credit loss of $24 and $24	1,093	1,124
Short term investments	4,079	4,854
Total investments	47,589	46,768
Cash	594	532
Receivables	9,416	9,403
Property, plant and equipment	10,098	10,027
Goodwill	346	346
Deferred non-insurance warranty acquisition expenses	3,671	3,671
Deferred acquisition costs of insurance subsidiaries	852	806
Other assets	3,994	4,014
Total assets	$76,560	$75,567

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,409	$22,120
Future policy benefits	13,976	13,480
Unearned premiums	6,581	6,374
Total insurance reserves	42,966	41,974
Payable to brokers	220	133
Short term debt	908	854
Long term debt	8,150	8,165
Deferred income taxes	251	243
Deferred non-insurance warranty revenue	4,710	4,714
Other liabilities	4,041	4,283
Total liabilities	61,246	60,366

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 236,270,711 and 236,159,866 shares	2	2
Additional paid-in capital	2,716	2,748
Retained earnings	15,293	14,931
Accumulated other comprehensive loss	(3,062)	(3,320)
	14,949	14,361
Less treasury stock, at cost (8,372,525 and 198,875 shares)	(498)	(12)
Total shareholders’ equity	14,451	14,349
Noncontrolling interests	863	852
Total equity	15,314	15,201
Total liabilities and equity	$76,560	$75,567
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2023	2022
(In millions, except per share data)

Revenues:
Insurance premiums	$2,248	$2,059
Net investment income	569	432
Investment losses	(35)	(11)
Non-insurance warranty revenue	407	382
Operating revenues and other	594	540
Total	3,783	3,402

Expenses:
Insurance claims and policyholders’ benefits (re-measurement gain of $1 and $5)	1,653	1,478
Amortization of deferred acquisition costs	379	344
Non-insurance warranty expense	384	354
Operating expenses and other	781	716
Equity method income	(28)	(25)
Interest	95	96
Total	3,264	2,963
Income before income tax	519	439
Income tax expense	(115)	(87)
Net income	404	352
Amounts attributable to noncontrolling interests	(29)	(30)
Net income attributable to Loews Corporation	$375	$322

Basic net income per share	$1.61	$1.30
Diluted net income per share	$1.61	$1.29

Weighted average shares outstanding:
Shares of common stock	233.30	247.97
Dilutive potential shares of common stock	0.32	0.51
Total weighted average shares outstanding assuming dilution	233.62	248.48

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Three Months Ended March 31	2023	2022
(In millions)

Net income	$404	$352

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(8)	(4)
Net unrealized gains (losses) on other investments	670	(2,643)
Total unrealized gains (losses) on investments	662	(2,647)
Impact of changes in discount rates used to measure long-duration contract liabilities	(396)	1,635
Unrealized gains (losses) on cash flow hedges	(2)	18
Pension and postretirement benefits	9	7
Foreign currency translation	16	(15)

Other comprehensive income (loss)	289	(1,002)

Comprehensive income (loss)	693	(650)

Amounts attributable to noncontrolling interests	(60)	76

Total comprehensive income (loss) attributable to Loews Corporation	$633	$(574)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2022, as reported	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329
Cumulative effect adjustments from changes in accounting standards (Note 1)	(1,704)			(22)	(1,506)		(176)
Balance, January 1, 2022, as adjusted	17,471	2	2,885	14,754	(1,320)	(3)	1,153
Net income	352			322			30
Other comprehensive loss	(1,002)				(896)		(106)
Dividends paid ($0.0625 per share)	(84)			(16)			(68)
Purchase of subsidiary stock from noncontrolling interests	(21)		(1)				(20)
Purchases of Loews Corporation treasury stock	(129)					(129)
Stock-based compensation	(10)		(25)				15
Other	(1)			(1)
Balance, March 31, 2022	$16,576	$2	$2,859	$15,059	$(2,216)	$(132)	$1,004

Balance, January 1, 2023, as reported	$15,478	$2	$2,748	$15,144	$(3,284)	$(12)	$880
Cumulative effect adjustments from changes in accounting standards (Note 1)	(277)			(213)	(36)		(28)
Balance, January 1, 2023, as adjusted	15,201	2	2,748	14,931	(3,320)	(12)	852
Net income	404			375			29
Other comprehensive income	289				258		31
Dividends paid ($0.0625 per share)	(59)			(15)			(44)
Purchase of subsidiary stock from noncontrolling interests	(24)						(24)
Purchases of Loews Corporation treasury stock	(486)					(486)
Stock-based compensation	(4)		(26)				22
Other	(7)		(6)	2			(3)
Balance, March 31, 2023	$15,314	$2	$2,716	$15,293	$(3,062)	$(498)	$863

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2023	2022
(In millions)

Operating Activities:

Net income	$404	$352
Adjustments to reconcile net income to net cash provided by operating activities, net	204	328
Changes in operating assets and liabilities, net:
Receivables	5	(28)
Deferred acquisition costs	(45)	(31)
Insurance reserves	432	512
Other assets	(85)	(134)
Other liabilities	(238)	(202)
Trading securities	42	(374)
Net cash flow provided by operating activities	719	423

Investing Activities:

Purchases of fixed maturities	(2,258)	(2,547)
Proceeds from sales of fixed maturities	1,414	803
Proceeds from maturities of fixed maturities	317	916
Purchases of equity securities	(82)	(75)
Proceeds from sales of equity securities	62	77
Purchases of limited partnership investments	(116)	(85)
Proceeds from sales of limited partnership investments	75	113
Purchases of property, plant and equipment	(159)	(121)
Change in short term investments	647	696
Other, net	(34)	36
Net cash flow used by investing activities	(134)	(187)

Financing Activities:

Dividends paid	(15)	(16)
Dividends paid to noncontrolling interests	(44)	(68)
Purchases of Loews Corporation treasury stock	(462)	(132)
Purchases of subsidiary stock from noncontrolling interests	(24)	(21)
Principal payments on debt	(1)	(300)
Issuance of debt	37	495
Other, net	(15)	(14)
Net cash flow used by financing activities	(524)	(56)

Effect of foreign exchange rate on cash	1	(3)

Net change in cash	62	177
Cash, beginning of period	532	621
Cash, end of period	$594	$798

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2023 and December 31, 2022 and results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2023 and 2022, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2023 and 2022 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

Accounting changes – In August of 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. Entities are required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) used to measure the liability for future policyholder benefits (“LFPB”) at least annually. The LFPB must also be updated for actual experience at least annually. The LFPB is reflected as Future policy benefits on the Consolidated Condensed Balance Sheets. The discount rate assumption used to measure the LFPB must be updated quarterly using an upper-medium grade (low credit risk) fixed-income instrument yield, commonly interpreted as a single-A rate. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in results of operations within Insurance claims and policyholders’ benefits. The effect of changes in discount rate assumptions are recorded in Other comprehensive income (loss) (“OCI”). In contrast, under legacy accounting guidance, cash flow and discount rate assumptions were locked in unless a premium deficiency emerged. The discount rate assumption under legacy accounting guidance was determined using CNA’s internal investment portfolio yield, which was generally higher than a single-A yield.

The new guidance eliminates the need to hold shadow reserves associated with long term care reserves. Under legacy accounting guidance, to the extent that unrealized gains on fixed maturity securities supporting long term care reserves would have resulted in a premium deficiency if realized, a related increase to Insurance reserves was recorded, net of tax, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss) (shadow reserves).

The unit of account is the level at which reserves are measured. Under the new guidance, the unit of account used to measure the LFPB is the cohort. Cohorts are comprised of insurance contracts issued no more than one year apart, and must be further disaggregated according to policy benefit and insurance risk characteristics. Under legacy accounting guidance, the LFPB was generally measured at the individual policy level.

Under the new guidance, the net premium ratio (“NPR”) is capped at 100%. To the extent that NPR would otherwise exceed 100%, the LFPB is increased, and a loss is recognized immediately in the results of operations. The NPR cap is applied at the cohort level each quarter when NPR is updated. In contrast, under legacy accounting guidance, premium deficiency testing was performed annually at the product level. See Note 5 to the Consolidated Condensed Financial Statements for further explanation of the NPR and LFPB calculations.

The Company adopted the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. CNA’s run-off long term care business is in scope of the new guidance. All prior periods presented in the financial statements have been adjusted to reflect application of the new guidance. The original locked in discount rate, utilized for purposes of calculating the NPR under the new guidance, was based on the discount rate assumption used to calculate the LFPB immediately prior to the transition date. While the requirements of the new guidance represent a material change from legacy accounting, the new guidance does not impact capital and surplus under statutory accounting practices, cash flows or the underlying economics of the business.

In December of 2022, the FASB issued ASU 2022-05, “Financial Services-Insurance (Topic 944): Transition for Sold Contracts” (“ASU 2022-05”). This guidance permits companies to make an election to exclude from the scope of ASU 2018-12 any insurance contracts that have been de-recognized prior to the effective date of ASU 2018-12, assuming that the company has no significant continuing involvement with the de-recognized contracts. In the fourth quarter of 2022, CNA novated its block of legacy annuity business, which was fully-ceded prior to novation. The Company has elected the ASU 2022-05 transition relief, and has excluded the novated legacy annuity business from the scope of ASU 2018-12.

Explanation of ASU 2018-12 Transition Impacts:

The following table presents a roll-forward of the pre-transition LFPB balance as of January 1, 2021:

(In millions)

Balance as of December 31, 2020, as reported	$13,318
Reclassification of reserves for policyholders currently receiving benefits to Future policy benefits (a)	2,844
De-recognition of shadow reserves	(3,293)
Re-measurement using an upper-medium grade fixed income instrument yield discount rate	6,255
Other adjustments	8
Balance as of January 1, 2021, as adjusted	$19,132

(a)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the long term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expense to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

Shadow reserves associated with the long term care business were de-recognized as of the transition date in Accumulated other comprehensive income (“AOCI”). The effect of re-measuring the LFPB at the single-A discount rate as of the transition date was similarly recorded in AOCI. There are no cohorts for which the NPR exceeded 100% at the transition date.

CNA’s practice under legacy accounting guidance was to calculate and record premium deficiency reserves at the policy level. Accordingly, an allocation methodology was not required to assign historical premium deficiency reserves to cohorts upon transition to ASU 2018-12.

The following table presents after tax adjustments to the opening balance of Shareholders’ equity and Noncontrolling interests resulting from adoption of ASU 2018-12:

	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests
(In millions)

Balance as of December 31, 2020, as reported	$581	$14,150	$1,321
De-recognition of shadow reserves	2,331		270
Re-measurement of LFPB using an upper-medium grade fixed income instrument yield discount rate	(4,428)		(513)
Other adjustments		(5)	(1)
Balance as of January 1, 2021, as adjusted	$(1,516)	$14,145	$1,077

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statement of Operations were as follows:

Three Months Ended March 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$1,455	$23	$1,478
Income before income tax	462	(23)	439
Income tax expense	(92)	5	(87)
Net income	370	(18)	352
Amounts attributable to noncontrolling interests	(32)	2	(30)
Net income attributable to Loews Corporation	338	(16)	322
Basic net income per share	1.36	(0.06)	1.30
Diluted net income per share	1.36	(0.07)	1.29

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain of $5 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Balance Sheet were as follows:

December 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Other assets	$3,941	$73	$4,014
Total assets	75,494	73	75,567
Claim and claim adjustment expenses (a)	25,099	(2,979)	22,120
Future policy benefits (a)	10,151	3,329	13,480
Total liabilities	60,016	350	60,366
Retained earnings	15,144	(213)	14,931
Accumulated other comprehensive income (loss)	(3,284)	(36)	(3,320)
Noncontrolling interests	880	(28)	852
Total equity	15,478	(277)	15,201

(a)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the long term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expense to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statement of Comprehensive Income (Loss) were as follows:

Three Months Ended March 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Changes in: Net unrealized losses on other investments	$(1,611)	$(1,032)	$(2,643)
Total unrealized losses on investments	(1,615)	(1,032)	(2,647)
Impact of changes in discount rates used to measure long-duration contract liabilities		1,635	1,635
Other comprehensive loss	(1,605)	603	(1,002)
Comprehensive loss	(1,235)	585	(650)
Amounts attributable to noncontrolling interests	136	(60)	76
Total comprehensive loss attributable to Loews Corporation	(1,099)	525	(574)

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statements of Cash Flows were as follows:

Three Months Ended March 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Net income	$370	$(18)	$352
Adjustments to reconcile net income to net cash provided by operating activities, net	333	(5)	328
Changes in: Insurance reserves	489	23	512

The effects of adoption of ASU 2018-12 on segment results of operations of CNA were as follows:

Three Months Ended March 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$1,455	$23	$1,478
Income before income tax	378	(23)	355
Income tax expense	(65)	5	(60)
Net income	313	(18)	295
Amounts attributable to noncontrolling interests	(32)	2	(30)
Net income attributable to Loews Corporation	281	(16)	265

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain of $5 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2023	2022
(In millions)

Fixed maturity securities	$470	$429
Limited partnership investments	27	20
Short term investments	16
Equity securities (a)	12	2
Income (loss) from trading portfolio (a)	45	(15)
Other	20	15
Total investment income	590	451
Investment expenses	(21)	(19)
Net investment income	$569	$432
(a) Net investment income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of March 31, 2023 and 2022	$11	$(31)

Investment gains (losses) are as follows:

Three Months Ended March 31	2023	2022
(In millions)

Fixed maturity securities:
Gross gains	$35	$26
Gross losses	(57)	(28)
Investment losses on fixed maturity securities	(22)	(2)
Equity securities (a)	(14)	(38)
Derivative instruments		29
Short term investments and other	1
Investment losses	$(35)	$(11)
(a) Investment losses recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of March 31, 2023 and 2022	$(2)	$(38)

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Three Months Ended March 31	2023	2022
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$8
Asset-backed		2
Impairment losses recognized in earnings	$8	$10

There were no losses recognized on mortgage loans during the three months ended March 31, 2023 and 2022.

The following tables present a summary of fixed maturity securities:

March 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$24,140	$437	$1,675	$1	$22,901
States, municipalities and political subdivisions	8,332	410	741		8,001
Asset-backed:
Residential mortgage-backed	3,066	6	413		2,659
Commercial mortgage-backed	1,868	5	242		1,631
Other asset-backed	3,464	8	306	1	3,165
Total asset-backed	8,398	19	961	1	7,455
U.S. Treasury and obligations of government sponsored enterprises	126		2		124
Foreign government	647	1	39		609
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	41,646	867	3,418	2	39,093
Fixed maturities trading	253	3			256
Total fixed maturity securities	$41,899	$870	$3,418	$2	$39,349

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$23,137	$301	$2,009		$21,429
States, municipalities and political subdivisions	8,918	338	939		8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447		2,631
Commercial mortgage-backed	1,886	4	255		1,635
Other asset-backed	3,287	2	361	$1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government sponsored enterprises	111	1	2		110
Foreign government	617	1	43		575
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	41,032	652	4,056	1	37,627
Fixed maturities trading	70				70
Total fixed maturity securities	$41,102	$652	$4,056	$1	$37,697

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$10,753	$545	$6,184	$1,130	$16,937	$1,675
States, municipalities and political subdivisions	1,708	87	2,347	654	4,055	741
Asset-backed:
Residential mortgage-backed	741	28	1,784	385	2,525	413
Commercial mortgage-backed	474	36	1,072	206	1,546	242
Other asset-backed	1,073	86	1,474	220	2,547	306
Total asset-backed	2,288	150	4,330	811	6,618	961
U.S. Treasury and obligations of government-sponsored enterprises	57	1	41	1	98	2
Foreign government	231	7	327	32	558	39
Total fixed maturity securities	$15,037	$790	$13,229	$2,628	$28,266	$3,418

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total fixed maturity securities	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2023		December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,357	$302	$2,355	$337
AAA	1,424	260	1,559	298
AA	4,053	670	4,327	817
A	6,440	619	6,615	749
BBB	12,651	1,360	13,226	1,621
Non-investment grade	1,341	207	1,429	234
Total	$28,266	$3,418	$29,511	$4,056

Based on current facts and circumstances, the unrealized losses presented in the March 31, 2023 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the continued volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at March 31, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $407 million, $394 million and $389 million as of March 31, 2023, December 31, 2022 and March 31, 2022 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended March 31, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets	9		9

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3		3

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1		1
Total allowance for credit losses	$1	$1	$2

Three months ended March 31, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(2)	(1)
Total allowance for credit losses	$12	$5	$17

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2023		December 31, 2022
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,009	$989	$1,012	$1,001
Due after one year through five years	10,486	10,035	9,880	9,399
Due after five years through ten years	13,763	12,702	13,788	12,453
Due after ten years	16,388	15,367	16,352	14,774
Total	$41,646	$39,093	$41,032	$37,627

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$9	$13	$112	$41	$280	$455
LTV 55% to 65%							—
LTV greater than 65%		31	11				42
DSCR 1.2x - 1.6x
LTV less than 55%		5	49	13	43	47	157
LTV 55% to 65%	$12	44		24		8	88
LTV greater than 65%		58					58
DSCR ≤1.2x
LTV less than 55%		34			35		69
LTV 55% to 65%		41			43		84
LTV greater than 65%		27	21		22	7	77
Total	$12	$249	$94	$149	$184	$342	$1,030

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	March 31, 2023			December 31, 2022
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$142	$6
Futures – short	102		$(1)	$169
Warrants	117	6		117	$6
Interest rate swaps	240	16		240	19
Currency forwards	13		(1)	12		$(1)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of March 31, 2023, commitments to purchase or fund were approximately $1.7 billion and to sell were approximately $125 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

March 31, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$135	$22,590	$912	$23,637
States, municipalities and political subdivisions		7,957	44	8,001
Asset-backed		6,596	859	7,455
Fixed maturities available-for-sale	135	37,143	1,815	39,093
Fixed maturities trading	203	53		256
Total fixed maturities	$338	$37,196	$1,815	$39,349

Equity securities	$607	$421	$29	$1,057
Short term and other	3,854	68		3,922
Receivables		17		17
Payable to brokers	(81)			(81)

December 31, 2022

Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions		8,274	43	8,317
Asset-backed		6,405	788	7,193
Fixed maturities available-for-sale	120	35,866	1,641	37,627
Fixed maturities trading	1	69		70
Total fixed maturities	$121	$35,935	$1,641	$37,697

Equity securities	$669	$435	$35	$1,139
Short term and other	4,539	167		4,706
Receivables		19		19
Payable to brokers	(82)			(82)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$24	$81		$(3)			$912		$24
States, municipalities and political
subdivisions	43		1						44		1
Asset-backed	788	$5	7	55		(9)	$23	$(10)	859		7
Fixed maturities available-for-sale	1,641	5	32	136	$—	(12)	23	(10)	1,815	$—	32
Fixed maturities trading	—								—
Total fixed maturities	$1,641	$5	$32	$136	$—	$(12)	$23	$(10)	$1,815	$—	$32

Equity securities	$35	$(6)							$29	$(6)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(1)	$(71)	$67	$(5)	$(22)	$10		$915		$(72)
States, municipalities and political
subdivisions	56		(5)						51		(5)
Asset-backed	556	3	(32)	140		(17)	5	$(51)	604		(31)
Fixed maturities available-for-sale	1,549	2	(108)	207	(5)	(39)	15	(51)	1,570	$—	(108)
Fixed maturities trading	—								—
Total fixed maturities	$1,549	$2	$(108)	$207	$(5)	$(39)	$15	$(51)	$1,570	$—	$(108)

Equity securities	$29	$3		$12					$44	$3

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

March 31, 2023	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,340	Discounted cash flow	Credit spread	1%	—	8%	(3%)

December 31, 2022

Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1%	—	8%	(2%)

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

	Carrying Amount	Estimated Fair Value
March 31, 2023		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,006			$958	$958

Liabilities:
Short term debt	907		$742	166	908
Long term debt	8,146		7,167	568	7,735

December 31, 2022

Assets:
Other invested assets, primarily mortgage loans	$1,040			$973	$973

Liabilities:
Short term debt	853		$744	111	855
Long term debt	8,160		7,035	586	7,621

4. Claim and Claim Adjustment Expense Reserves

Claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. Reserve projections are based primarily on detailed analysis of the facts in each case, experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, economic, medical and social inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers’ compensation, general liability and professional liability claims. Claim and claim adjustment expense reserves are also maintained for structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, actuaries review mortality experience on an annual basis. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the ultimate cost for insurance losses will not exceed current estimates.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $52 million and $19 million for the three months ended March 31, 2023 and 2022 primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three Months Ended March 31	2023	2022 (a)
(In millions)

Reserves, beginning of year:
Gross	$22,120	$21,269
Ceded	5,191	4,969
Net reserves, beginning of year	16,929	16,300

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,326	1,188
Increase (decrease) in provision for insured events of prior years	13	(7)
Amortization of discount	11	12
Total net incurred (b)	1,350	1,193

Net payments attributable to:
Current year events	(72)	(68)
Prior year events	(1,042)	(920)
Total net payments	(1,114)	(988)

Foreign currency translation adjustment and other	35	(92)

Net reserves, end of period	17,200	16,413
Ceded reserves, end of period	5,209	5,002
Gross reserves, end of period	$22,409	$21,415

(a)
In conjunction with the adoption of ASU 2018-22, at January 1, 2023, long term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses into Future policy benefits and this change was applied retrospectively as of January 1, 2021. For additional information see Note 1.

(b)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting and uncollectible reinsurance, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

For commercial property and casualty operations (“Property & Casualty Operations”) unfavorable net prior year development of $13 million was recorded for the three months ended March 31, 2023 and favorable net prior year development of $12 million was recorded for the three months ended March 31, 2022.

The following table presents details of the net prior year loss reserve development in Property & Casualty Operations:

Three Months Ended March 31	2023	2022
(In millions)

Medical professional liability	$9	$8
Surety		(9)
Workers’ compensation	(2)	(2)
Property and other	6	(9)
Total pretax (favorable) unfavorable development	$13	$(12)

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $8 million and $12 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the cumulative amounts ceded under the LPT were $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $417 million and $425 million as of March 31, 2023 and December 31, 2022 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.5 billion as of March 31, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

Credit Risk for Ceded Reserves

The majority of CNA’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

5. Future Policy Benefits Reserves

Future policy benefits reserves are related to CNA’s run-off long term care business, which is included in Other Insurance Operations.

The determination of Future policy benefits reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policy. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk. As a result of this variability, CNA’s future policy benefits reserves may be subject to material increases if actual experience develops adversely to its expectations.

The LFPB is computed using the net level premium method, which incorporates cash flow assumptions and discount rate assumptions. Under the net level premium method, the LFPB is equal to the present value of future benefits and claim settlement expenses less the present value of future net premiums. Net premiums are equal to gross premiums multiplied by the NPR. The NPR is generally the ratio of the present value of benefits and expense payments to the present value of gross premiums, expected over the lifetime of the policy. As a result of the modified retrospective adoption of ASU 2018-12, the NPR calculation incorporates the original locked in discount rate and the reserve balance as of the transition date of January 1, 2021.

The key cash flow assumptions used to estimate the LFPB are morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The practical expedient that allows locking in the expense assumption has not been elected. The discount rate is determined using the upper-medium grade fixed income instrument yield curve.

CNA has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.

Quarterly, to derive the upper-medium grade fixed income instrument yield discount rate assumption, a published spot rate curve constructed from single-A rated U.S. dollar denominated corporate bonds is used. Linear interpolation is used to determine yield assumptions for tenors that fall between points for which observable rates are available. For cash flows that are projected to occur beyond the tenor for which market-observable rates are available, judgment is applied to estimate a normative rate which is graded to over 10 years.

Quarterly, the updated NPR is used to derive an updated LFPB as of the beginning of the current quarter measured at the original locked in discount rate. The updated LFPB is then compared to the existing carrying amount of the liability as of the same date (measured at the original locked in discount rate) to determine the re-measurement gain (loss), which is presented parenthetically within the Insurance claims and policyholders’ benefits line on the Consolidated Condensed Statements of Operations.

Insurance contracts are grouped into cohorts according to issue year. Contracts assumed through reinsurance are generally included within the same cohorts as contracts issued directly by CNA, according to issue year. The issue year for assumed contracts is defined according to the date that the assumption of insurance risk incepted. For assumed contracts that were reinsured concurrently with the issuance of the underlying direct contract, issue year is defined as the year that the underlying policy was issued. For contracts that were already in-force when assumed, issue year is defined as the year in which the reinsurance agreement incepted. For group long term care business, issue year is defined as the year the individual insurance certificate was issued. Long term care is CNA’s only long-duration product line, therefore, cohorts are not further disaggregated by product.

The following table summarizes balances and changes in the LFPB.

	2023	2022
(In millions)

Present value of future net premiums
Balance, January 1	$3,993	$4,735
Effect of changes in discount rate	(74)	(880)
Balance, January 1, at original locked in discount rate	3,919	3,855
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(49)	(18)
Adjusted balance, January 1	3,870	3,837
Interest accrual	52	53
Net premiums: earned during period	(111)	(112)
Balance, end of period at original locked in discount rate	3,811	3,778
Effect of changes in discount rate	154	525
Balance, March 31	$3,965	$4,303

Present value of future benefits & expenses
Balance, January 1	$17,472	$22,745
Effect of changes in discount rate	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,347	16,803
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(50)	(23)
Adjusted balance, January 1	17,297	16,780
Interest accrual	242	241
Benefit & expense payments	(302)	(233)
Balance, end of period at original locked in discount rate	17,237	16,788
Effect of changes in discount rate	704	3,517
Balance, March 31	$17,941	$20,305

Net LFPB	$13,976	$16,002

(a)
As of March 31, 2023 and 2022, the re-measurement gain of $1 million and $5 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

Earned premiums associated with the long term care business were $115 million and $120 million for the three months ended March 31, 2023 and 2022.

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

Three Months Ended March 31	2023	2022
(In millions)

Expected future benefit and expense payments	$33,759	$33,674
Expected future gross premiums	5,729	5,969

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $4.0 billion and $4.6 billion as of March 31, 2023 and 2022.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 12 years as of March 31, 2023 and 2022.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	March 31,		December 31,
	2023	2022	2022

Original locked in discount rate	5.26%	5.31%	5.27%
Upper-medium grade fixed income instrument discount rate	4.92	3.67	5.23

For the three months ended March 31, 2023, immediate charges to net income resulting from adverse development that caused NPR to exceed 100% were $13 million. There were no such charges for the three months ended March 31, 2022. The portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income for the three months ended March 31, 2023 and 2022 was $11 million and $1 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three months ended March 31, 2022 and 2023:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2022, as reported	$(2)	$930	$(6)	$(636)	$—	$(100)	$186
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $617, $0, $0, $(1,063) and $0		2,079			(3,585)		(1,506)
Balance, January 1, 2022, as adjusted	(2)	3,009	(6)	(636)	(3,585)	(100)	(1,320)
Other comprehensive income (loss) before reclassifications, after tax of $1, $699, $(2), $(2), $(435)and $0	(4)	(2,644)	15	2	1,635	(15)	(1,011)
Reclassification of losses from accumulated other comprehensive loss, after tax of $0, $(1), $(1), $(2), $0 and $0		1	3	5			9
Other comprehensive income (loss)	(4)	(2,643)	18	7	1,635	(15)	(1,002)
Amounts attributable to noncontrolling interests		275		(1)	(169)	1	106
Balance, March 31, 2022	$(6)	$641	$12	$(630)	$(2,119)	$(114)	$(2,216)

Balance, January 1, 2023, as reported	$(7)	$(2,469)	$14	$(622)	$—	$(200)	$(3,284)
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $0, $0, $0, $11 and $0					(36)		(36)
Balance, January 1, 2023, as adjusted	(7)	(2,469)	14	(622)	(36)	(200)	(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $2, $(176), $1, $0, $105 and $0	(8)	652	(2)		(396)	16	262
Reclassification of losses from accumulated other comprehensive loss, after tax of $0, $(4), $0, $(2), $0 and $0		18		9			27
Other comprehensive income (loss)	(8)	670	(2)	9	(396)	16	289
Amounts attributable to noncontrolling interests	1	(68)		(1)	39	(2)	(31)
Balance, March 31, 2023	$(14)	$(1,867)	$12	$(614)	$(393)	$(186)	$(3,062)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Treasury Stock

Loews Corporation repurchased 8.2 million and 2.1 million shares of its common stock at aggregate costs of $486 million and $129 million during the three months ended March 31, 2023 and 2022.

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

Three Months Ended March 31	2023	2022
(In millions)

Non-insurance warranty – CNA Financial	$407	$382

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$386	$370
Lodging and related services – Loews Hotels & Co	185	146
Total revenues from contracts with customers	571	516
Other revenues	23	24
Operating revenues and other	$594	$540

Receivables from contracts with customers – As of March 31, 2023 and December 31, 2022, receivables from contracts with customers were approximately $160 million and $168 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2023 and December 31, 2022, deferred revenue resulting from contracts with customers was approximately $4.8 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $397 million and $374 million of revenues recognized during the three months ended March 31, 2023 and 2022 were included in deferred revenue as of December 31, 2022 and 2021.

Performance obligations – As of March 31, 2023, approximately $13.5 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and hydrocarbons (“NGLs”) at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $2.1 billion will be recognized during the remaining nine months of 2023, $2.3 billion in 2024 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2023	2022	2023	2022
(In millions)

Service cost	$1	$1
Interest cost	28	19	$1
Expected return on plan assets	(32)	(43)	(1)
Amortization of unrecognized net loss	9	8
Settlements		1
Regulatory asset decrease		1
Net periodic (benefit) cost	$6	$(13)	$—	$—

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the

Trial Court’s ruling. Briefing by the parties at the Trial Court on the remanded issues is scheduled to be completed in July 2023.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

10. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2023, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

11. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the equity method of accounting for Altium Packaging LLC. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 19 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended March 31, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,248				$2,248
Net investment income	525	$1	$1	$42	569
Investment losses	(35)				(35)
Non-insurance warranty revenue	407				407
Operating revenues and other	7	396	191		594
Total	3,152	397	192	42	3,783

Expenses:

Insurance claims and policyholders’ benefits	1,653				1,653
Amortization of deferred acquisition costs	379				379
Non-insurance warranty expense	384				384
Operating expenses and other	337	242	183	19	781
Equity method (income) loss			(31)	3	(28)
Interest	28	39	6	22	95
Total	2,781	281	158	44	3,264
Income (loss) before income tax	371	116	34	(2)	519
Income tax expense	(74)	(30)	(10)	(1)	(115)
Net income (loss)	297	86	24	(3)	404
Amounts attributable to noncontrolling interests	(29)				(29)
Net income (loss) attributable to Loews Corporation	$268	$86	$24	$(3)	$375

Three Months Ended March 31, 2022	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total (a)
(In millions)

Revenues:

Insurance premiums	$2,059				$2,059
Net investment income (loss)	448			$(16)	432
Investment losses	(11)				(11)
Non-insurance warranty revenue	382				382
Operating revenues and other	7	$381	$152		540
Total	2,885	381	152	(16)	3,402

Expenses:

Insurance claims and policyholders’ benefits	1,478				1,478
Amortization of deferred acquisition costs	344				344
Non-insurance warranty expense	354				354
Operating expenses and other	326	217	152	21	716
Equity method (income) loss			(26)	1	(25)
Interest	28	42	4	22	96
Total	2,530	259	130	44	2,963
Income (loss) before income tax	355	122	22	(60)	439
Income tax (expense) benefit	(60)	(31)	(7)	11	(87)
Net income (loss)	295	91	15	(49)	352
Amounts attributable to noncontrolling interests	(30)				(30)
Net income (loss) attributable to Loews Corporation	$265	$91	$15	$(49)	$322

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new standard. For additional information see Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2022. This MD&A is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its operating subsidiaries, and the equity method of accounting for Altium Packaging LLC (“Altium Packaging”).

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

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31	2023	2022
(In millions, except per share data)

CNA Financial (a)	$268	$265
Boardwalk Pipelines	86	91
Loews Hotels & Co	24	15
Corporate	(3)	(49)
Net income attributable to Loews Corporation (a)	$375	$322

Basic net income per share (a)	$1.61	$1.30

Diluted net income per share (a)	$1.61	$1.29

(a)
As of January 1, 2023, Accounting Standards Update (“ASU”) 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts,” (“ASU 2018-12”) was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Net income attributable to Loews Corporation in the first quarter of 2023 as compared to the comparable 2022 period included higher net investment income and improved non-catastrophe current accident year underwriting results at CNA, higher net investment income at the Parent Company, and improved results at Loews Hotels & Co partially offset by higher catastrophe losses, unfavorable net prior year loss reserve development, and higher investment losses at CNA, and lower net income from Boardwalk Pipelines, as higher revenues were offset by the increase in maintenance costs.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2023 and 2022 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2023	2022 (a)
(In millions)

Revenues:
Insurance premiums	$2,248	$2,059
Net investment income	525	448
Investment losses	(35)	(11)
Non-insurance warranty revenue	407	382
Other revenues	7	7
Total	3,152	2,885
Expenses:
Insurance claims and policyholders’ benefits	1,653	1,478
Amortization of deferred acquisition costs	379	344
Non-insurance warranty expense	384	354
Other operating expenses	337	326
Interest	28	28
Total	2,781	2,530
Income before income tax	371	355
Income tax expense	(74)	(60)
Net income	297	295
Amounts attributable to noncontrolling interests	(29)	(30)
Net income attributable to Loews Corporation	$268	$265

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Net income attributable to Loews Corporation increased $3 million for the three months ended March 31, 2023 as compared with the comparable 2022 period primarily due to higher net investment income from fixed income securities and limited partnership and common stock returns and improved non-catastrophe current accident year underwriting results. These increases to net income were offset by higher catastrophe losses, unfavorable net prior year loss reserve development and higher investment losses on fixed maturity securities for the three months ended March 31, 2023 as compared with the comparable 2022 period. Catastrophe losses were $52 million ($37 million after tax and noncontrolling interests) for the three months ended March 31, 2023 as compared with $19 million ($13 million after tax and noncontrolling interests) in the comparable 2022 period.

Results for the three months ended March 31, 2023 were impacted by unfavorable net pension costs related to CNA’s legacy United States of America (“U.S.”) pension plan, primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost has resulted in an unfavorable impact on the expense ratio for the three months ended March 31, 2023.

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

In assessing its insurance operations, CNA utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding investment gains or losses from net income (loss). In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes investment gains or losses because investment gains or losses are generally driven by economic factors that are not necessarily reflective of CNA’s primary insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate CNA’s insurance operations. Please see the non-GAAP reconciliation of net income (loss) to core income (loss) that follows in this MD&A.

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. The change in exposure represents the change in premium dollars on policies that renew as a result of the change in risk of the policy. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs. CNA uses underwriting gain (loss), calculated using GAAP financial results, to monitor insurance operations. Underwriting gain (loss) is pretax and is calculated as net earned premiums less total insurance expenses, which includes insurance claims and policyholders’ benefits, amortization of deferred acquisition costs and other insurance related expenses.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,780	$1,442	$398	$3,620
Gross written premiums excluding third-party captives	886	1,440	398	2,724
Net written premiums	788	1,188	271	2,247
Net earned premiums	797	1,046	290	2,133
Underwriting gain	80	41	9	130
Net investment income	129	149	23	301
Core income	171	151	24	346

Other performance metrics:
Loss ratio excluding catastrophes and development	58.4%	61.5%	57.5%	59.8%
Effect of catastrophe impacts		4.2	2.8	2.4
Effect of development-related items			5.1	0.7
Loss ratio	58.4%	65.7%	65.4%	62.9%
Expense ratio	31.4	29.8	31.8	30.7
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.0%	96.0%	97.2%	93.9%
Combined ratio excluding catastrophes and development	90.0%	91.8%	89.3%	90.8%

Rate	2%	7%	4%	5%
Renewal premium change	4	9	8	7
Retention	88	86	83	86
New business	$108	$310	$85	$503

Three Months Ended March 31, 2022

Gross written premiums	$1,846	$1,208	$363	$3,417
Gross written premiums excluding third-party captives	885	1,206	363	2,454
Net written premiums	771	1,001	251	2,023
Net earned premiums	772	904	264	1,940
Underwriting gain	88	48	20	156
Net investment income	103	118	14	235
Core income	163	132	26	321

Other performance metrics:
Loss ratio excluding catastrophes and development	58.9%	61.5%	58.6%	60.1%
Effect of catastrophe impacts		1.8	1.2	1.0
Effect of development-related items	(1.3)			(0.5)
Loss ratio	57.6%	63.3%	59.8%	60.6%
Expense ratio	30.9	30.7	32.6	31.0
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.7%	94.5%	92.4%	91.9%
Combined ratio excluding catastrophes and development	90.0%	92.7%	91.2%	91.4%

Rate	10%	5%	9%	7%
Renewal premium change	11	8	12	10
Retention	84	87	73	84
New business	$145	$228	$78	$451

Gross written premiums, excluding third-party captives, for Specialty for the three months ended March 31, 2023 were largely consistent with the comparable 2022 period. Net written premiums for Specialty increased $17 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended March 31, 2023 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $234 million for the three months ended March 31, 2023 as compared with the comparable 2022 period driven by higher new business and rate. Net written premiums for Commercial increased $187 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended March 31, 2023 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $35 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $55 million driven by retention and higher new business. Net written premiums for International increased $20 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $35 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended March 31, 2023 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations increased $25 million for the three months ended March 31, 2023 as compared with the comparable 2022 period primarily due to higher net investment income and improved non-catastrophe current accident year underwriting results, partially offset by higher catastrophe losses and unfavorable net prior year loss reserve development.

Total catastrophe losses were $52 million for the three months ended March 31, 2023 as compared with $19 million for the comparable 2022 period. For the three months ended March 31, 2023 and 2022, Specialty had no catastrophe losses, Commercial had catastrophe losses of $44 million and $16 million and International had catastrophe losses of $8 million and $3 million.

Unfavorable net prior year loss reserve development of $13 million was recorded for the three months ended March 31, 2023 as compared with favorable net prior year loss reserve development of $12 million recorded for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, Specialty recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $10 million, Commercial recorded favorable net prior year loss reserve development of $2 million in each period and International recorded unfavorable net prior year loss reserve development of $15 million and no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 1.3 points for the three months ended March 31, 2023 as compared with the comparable 2022 period due to a 0.8 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio was primarily driven by no net prior year loss reserve development recorded for the three months ended March 31, 2023 as compared with $10 million of favorable net prior year loss reserve development recorded for the three months ended March 31, 2022, partially offset by improved current accident year underwriting results. The increase in the expense ratio was primarily driven by employee related costs.

Commercial’s combined ratio increased 1.5 points for the three months ended March 31, 2023 as compared with the comparable 2022 period due to a 2.4 point increase in the loss ratio, partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses, which were 4.2 points of the loss ratio for the three months ended March 31, 2023, as compared with 1.8 points of the loss ratio in the comparable 2022 period. The improvement in the expense ratio was driven by higher net earned premiums, partially offset by employee related costs.

International’s combined ratio increased 4.8 points for the three months ended March 31, 2023 as compared with the comparable 2022 period due to a 5.6 point increase in the loss ratio, partially offset by a 0.8 point improvement in the expense ratio. The increase in the loss ratio was largely driven by unfavorable net prior period loss reserve development. Catastrophe losses were 2.8 points of the loss ratio for the three months ended March 31, 2023, as compared with 1.2 points of the loss ratio in the comparable 2022 period. The improvement in the expense ratio was largely driven by higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31	2023	2022
(In millions)

Net earned premiums	$115	$120
Net investment income	224	213
Core loss (a)	(21)	(23)

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the three months ended March 31, 2022 was adjusted by $(18) million as a result of adopting the standard. For additional information see Notes 1 and 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Core results for Other Insurance Operations improved $2 million for the three months ended March 31, 2023 as compared with the comparable 2022 period driven by higher net investment income, partially offset by long term care policy buyouts.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to Core Income

The following table reconciles net income attributable to Loews Corporation to core income for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31	2023	2022
(In millions)

Net income attributable to Loews Corporation (a)	$268	$265
Investment losses	28	3
Consolidating adjustments including noncontrolling interests (a)	29	30
Total core income	$325	$298

Core income (loss):
Property & Casualty Operations	$346	$321
Other Insurance Operations (a)	(21)	(23)
Total core income	$325	$298

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the three months ended March 31, 2022 was adjusted by $(18) million as a result of adopting the standard. For additional information see Notes 1 and 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Boardwalk Pipelines

A significant portion of Boardwalk Pipelines’ revenues is fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as changes in pricing on contract renewals and other factors. Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in fuel and transportation expense, which are netted with fuel retained on our Consolidated Condensed Statements of Operations. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the

Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. Boardwalk Pipelines’ operations and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule (“Mega Rule”) and Boardwalk Pipelines’ efforts to monitor, control and reduce emissions, as further discussed in Results of Operations of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2023 and 2022, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

Three Months Ended March 31	2023	2022
(In millions)

Revenues:
Operating revenues and other	$397	$381
Total	397	381
Expenses:
Operating and other:
Operating costs and expenses	141	123
Depreciation and amortization	101	94
Interest	39	42
Total	281	259
Income before income tax	116	122
Income tax expense	(30)	(31)
Net income attributable to Loews Corporation	$86	$91
EBITDA	$256	$258

Net income attributable to Loews Corporation and EBITDA decreased $5 million and $2 million for the three months ended March 31, 2023 as compared with the comparable 2022 period primarily due to the reasons discussed below.

Total revenues increased $16 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. Including fuel and transportation expense, operating revenues increased $13 million, primarily driven by an increase in transportation revenues of $20 million due to re-contracting at higher rates and recently completed growth projects, as well as a $3 million increase in storage and parking and lending revenues due to favorable market conditions, partially offset by product sales that occurred in 2022.

Operating costs and expenses increased $18 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. Excluding expenses offset with operating revenues, operating costs and expenses increased $15 million, primarily due to increased costs of $10 million from increased maintenance projects associated with the requirements of the Mega Rule and higher employee-related, materials and supplies and outside services costs.

Depreciation and amortization expenses increased $7 million for the three months ended March 31, 2023 as compared with the comparable 2022 period due to an increased asset base from recently completed growth projects and a change in the estimated life of certain assets.

Interest expenses decreased $3 million for the three months ended March 31, 2023 as compared with the comparable 2022 period, primarily due to lower average outstanding long-term debt.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31	2023	2022
(In millions)

Net income attributable to Loews Corporation	$86	$91
Income tax expense	30	31
Depreciation and amortization	101	94
Interest	39	42
EBITDA	$256	$258

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2023 and 2022, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Three Months Ended March 31	2023	2022
(In millions)

Revenues:
Operating revenue	$155	$123
Revenues related to reimbursable expenses	37	29
Total	192	152
Expenses:
Operating and other:
Operating	130	108
Reimbursable expenses	37	29
Depreciation and amortization expense	16	15
Equity income from joint ventures	(31)	(26)
Interest	6	4
Total	158	130
Income before income tax	34	22
Income tax expense	(10)	(7)
Net income attributable to Loews Corporation	$24	$15

Net income attributable to Loews Corporation increased by $9 million for the three months ended March 31, 2023 as compared with the comparable 2022 period primarily due to the reasons discussed below.

Operating revenues improved by $32 million and operating expenses increased by $22 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. The increase in operating revenues was driven by stronger occupancy levels and higher average daily rates at many hotels in 2023 as compared with the comparable 2022 period. Occupancy levels in the first quarter of 2022 were negatively impacted by COVID variants. Operating expenses have likewise increased to support the higher demand levels.

Equity income from joint ventures improved $5 million for the three months ended March 31, 2023 as compared with the comparable 2022 period. The increase was driven by stronger occupancy levels and higher average daily room rates at many joint venture hotels, particularly at the Universal Orlando Resort, during the first quarter of 2023 as compared with the comparable 2022 period. Occupancy levels in the first quarter of 2022 were negatively impacted by COVID variants. This was offset by both operating expenses that have likewise increased, largely due to higher staffing levels to support the higher demand levels, and higher interest costs from joint ventures.

Interest expense increased $2 million for the three months ended March 31, 2023 as compared with the comparable 2022 period due primarily to the decrease in fair value of interest rate caps.

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of the trading portfolio held at the Parent Company. Corporate also includes the equity method of accounting for Altium Packaging.

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2023 and 2022 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2023	2022
(In millions)

Revenues:
Net investment income (loss)	$42	$(16)
Total	42	(16)
Expenses:
Operating and other	19	21
Equity method loss	3	1
Interest	22	22
Total	44	44
Loss before income tax	(2)	(60)
Income tax (expense) benefit	(1)	11
Net loss attributable to Loews Corporation	$(3)	$(49)

Net investment income for the Parent Company was $42 million for the three months ended March 31, 2023 as compared with net investment loss of $16 million in the comparable 2022 period primarily due to improved results from short term investments and the increase in fair value of equity based investments in the trading portfolio.

The Company expects to record approximately $50 million in Operating and other expenses in 2023 to recognize unrealized losses which are included in AOCI due to the planned termination of a non-contributory defined benefit plan.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.1 billion at March 31, 2023 as compared to $3.2 billion at December 31, 2022. During the three months ended March 31, 2023, we received $395 million in cash dividends from CNA, including a special cash dividend of $293 million. Cash outflows during the three months ended March 31, 2023 included the payment of $462 million to fund treasury stock purchases, $14 million of cash dividends to our shareholders and an equity contribution of $5 million to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the three months ended March 31, 2023, we purchased 8.2 million shares of Loews Corporation common stock. As of April 28, 2023, there were 227,898,186 shares of Loews Corporation common stock outstanding.

In May of 2023, we plan to retire at maturity with available cash the $500 million outstanding aggregate principal amount of our 2.6% senior notes.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $436 million for the three months ended March 31, 2023 and $645 million for the comparable 2022 period. The decrease in cash provided by operating activities was driven by higher net claim payments, including long term care policy buyouts, and lower distributions from limited partnerships, partially offset by an increase in premiums collected.

CNA paid cash dividends of $1.62 per share on its common stock, including a special cash dividend of $1.20 per share, during the three months ended March 31, 2023. On April 28, 2023, CNA’s Board of Directors declared a quarterly cash dividend of $0.42 per share payable June 1, 2023 to shareholders of record on May 15, 2023. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2023, CCC was in a positive earned surplus position. CCC paid dividends of $475 million and $535 million during the three months ended March 31, 2023 and 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $5 million for the three months ended March 31, 2023 as compared with the comparable 2022 period, primarily due to changes in net income adjusted for depreciation and amortization and other non-cash operating activities and the impacts of lower natural gas prices on Boardwalk Pipelines’ imbalance activities.

For the three months ended March 31, 2023 and 2022, Boardwalk Pipelines’ capital expenditures were $86 million and $60 million, consisting of growth capital expenditures of $59 million and $35 million and maintenance capital expenditures of $27 million and $18 million. During the three months ended March 31, 2022, Boardwalk Pipelines also spent $7 million on natural gas to be used in its integrated natural gas pipeline system in the 2022 period.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash on hand, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2023. Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it has $500 million of remaining capacity available to publicly issue debt securities, warrants or rights. As of March 31, 2023, Boardwalk Pipelines had available the entire $1.0 billion of borrowing capacity under its revolving credit facility.

As of March 31, 2023, Loews Hotels & Co, through its subsidiaries, has $164 million in variable rate mortgage loans that mature within twelve months, which it currently intends to refinance before maturity. Extending any indebtedness, including loans of unconsolidated joint venture partnerships, one of which has $367 million in indebtedness that matures within twelve months of which Loews Hotels & Co has guaranteed up to $46 million, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

Through April 28, 2023, Loews Hotels & Co received a capital contribution of $30 million from Loews Corporation to fund development projects during 2023.

INVESTMENTS

Investment activities of our non-insurance subsidiaries primarily consist of investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments. Certain of these types of Parent Company investments generally have greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate.

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

Three Months Ended March 31	2023	2022
(In millions)

Fixed income securities:
Taxable fixed income securities	$430	$368
Tax-exempt fixed income securities	49	73
Total fixed income securities	479	441
Limited partnership and common stock investments	28	8
Other, net of investment expense	18	(1)
Net investment income	$525	$448

Effective income yield for the fixed income securities portfolio	4.6%	4.3%
Limited partnership and common stock return	1.3%	0.4%

CNA’s net investment income increased $77 million for the three months ended March 31, 2023 as compared with the comparable 2022 period, driven by higher income from fixed income securities and other, and higher limited partnership and common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Three Months Ended March 31	2023	2022
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(23)	$3
States, municipalities and political subdivisions	10	3
Asset-backed	(9)	(8)
Total fixed maturity securities	(22)	(2)
Non-redeemable preferred stock	(14)	(38)
Derivatives, short term and other	1	29
Total investment losses	(35)	(11)
Income tax benefit	7	8
Amounts attributable to noncontrolling interests	3
Investment losses attributable to Loews Corporation	$(25)	$(3)

CNA’s pretax investment results decreased $24 million for the three months ended March 31, 2023 as compared with the comparable 2022 period, driven by higher net losses on fixed maturity securities partially offset by the favorable relative change in fair value of non-redeemable preferred stock in the three months ended March 31, 2023 as compared to the comparable 2022 period. The three months ended March 31, 2022 also included gains on a funds withheld embedded derivative which related to a coinsurance agreement on CNA’s legacy annuity business that was novated in the fourth quarter of 2022.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2023		December 31, 2022
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,481	$(300)	$2,419	$(336)
AAA	2,420	(160)	2,398	(208)
AA	6,410	(473)	6,342	(663)
A	9,413	(342)	9,043	(531)
BBB	16,509	(1,090)	15,651	(1,447)
Non-investment grade	1,874	(186)	1,774	(219)
Total	$39,107	$(2,551)	$37,627	$(3,404)

As of March 31, 2023 and December 31, 2022, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.3 billion of pre-funded municipal bonds as of March 31, 2023 and December 31, 2022.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,357	$302
AAA	1,424	260
AA	4,053	670
A	6,440	619
BBB	12,651	1,360
Non-investment grade	1,341	207
Total	$28,266	$3,418

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$852	$23
Due after one year through five years	8,096	525
Due after five years through ten years	9,870	1,291
Due after ten years	9,448	1,579
Total	$28,266	$3,418

Commercial Real Estate

CNA’s investment portfolio has exposure to the commercial real estate sector primarily through its fixed maturity securities and mortgage loan portfolios. The performance of these assets is dependent on a number of factors, including the performance of the underlying collateral (which is influenced by cash flows from underlying property leases), changes in the fair value of collateral, refinancing risk, and the creditworthiness of tenants of credit tenant loan properties (where lease payments directly service the loan).

Within CNA’s fixed maturity securities portfolio, its exposure is primarily through the commercial mortgage-backed securities portfolio and the corporate and other bonds portfolio, which contains obligations of real estate investment trust (“REIT”) issuers. Commercial mortgage-backed securities include both single asset, single borrower collateral that is securitized independently and conduit collateral that is securitized in diversified pools.

The following tables present the estimated fair value and net unrealized gains (losses) of CNA’s commercial mortgage-backed securities by property type and by ratings distribution:

March 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage-backed:
Single asset, single borrower:
Office	$323	$(67)
Retail	304	(40)
Lodging	201	(22)
Industrial	84	(7)
Multifamily	53	(4)
Total single asset, single borrower	965	(140)
Conduits (multi property, multi borrower pools)	666	(97)
Total commercial mortgage-backed	$1,631	$(237)

March 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage backed:
AAA	$367	$(29)
AA	630	(97)
A	214	(34)
BBB	283	(51)
Non-investment grade	137	(26)
Total commercial mortgage-backed	$1,631	$(237)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within CNA’s corporate and other bonds portfolio by property type and by ratings distribution:

March 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
Retail	$452	$(43)
Office	261	(30)
Industrial	85	(3)
Other (a)	418	(34)
Total corporate and other bonds - REITs	$1,216	$(110)

(a)	Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

March 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
AA	$11	$(1)
A	239	(10)
BBB	948	(97)
Non-investment grade	18	(2)
Total corporate and other bonds - REITs	$1,216	$(110)

Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value ratios (“LTV”). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of March 31, 2023 the allowance for expected credit losses on CNA’s mortgage portfolio was $24 million, or 2% of its amortized cost basis.

The following table presents the amortized cost basis of mortgage loans by property type:

March 31, 2023	Amortized Cost	Percentage of Total
(In millions, except %)

Mortgage loans:
Retail	$461	44%
Office	263	26
Industrial	119	12
Other	187	18
Total mortgage loans	$1,030	100%

In addition to the mortgage loan portfolio, CNA invests in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities, all of which are investment grade quality. As of March 31, 2023, these holdings had an estimated fair value of $484 million and net unrealized losses of $82 million.

CNA owns other fixed maturity securities which have exposure to cell towers, data centers and other collateral types that could be viewed as having real estate characteristics. CNA views these securities to have risks more similar to operating enterprises that do not share the same risks as the broader commercial real estate market.

CNA does not hold any direct investments in commercial real estate. Additionally, CNA does not have significant exposure through its limited partnership portfolio to funds whose primary strategy is real estate focused.

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

	March 31, 2023		December 31, 2022
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$14,990	10.1	$14,511	9.9
Other investments	25,759	4.8	25,445	4.7
Total	$40,749	6.8	$39,956	6.6

CNA’s investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded or disclosed in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates for accounting estimates related to Reinsurance and Insurance Receivables, Valuation of Investments and Impairment of Securities, and the Insurance Reserves sections of our MD&A in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

The information presented below restates in their entirety, as a result of the adoption of ASU 2018-12 and its impact on long term care reserves, the accounting estimates related to Insurance Reserves and Long Term Care Reserves included in the Critical Accounting Estimates section of our MD&A in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Further information on the long term care reserving process under the new guidance is included in Notes 1 and 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care policies and the reserves are recorded as Future policy benefits reserves as discussed below. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Insurance Reserves section of our MD&A in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Long Term Care Reserves

Future policy benefits reserves for long term care policies are based on certain assumptions, including morbidity, persistency (inclusive of mortality), future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring an increase to reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. In addition, regulatory approval may not be received for the level of premium rate increases requested.

These changes to reserves could materially adversely impact our results of operations, financial condition and equity.

ACCOUNTING STANDARDS UPDATE

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes CNA’s long term care business in Other Insurance Operations. For a discussion of accounting standards updates that have been adopted, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

As of January 1, 2023, the Company adopted the new guidance using the modified retrospective method applied as of the transition date of January 1, 2021. All prior periods to be presented in the 2023 financial statements have been adjusted to reflect the application of the new guidance.

The following table presents the effect of adoption of ASU 2018-12 on selected 2022 and 2021 financial data.

	2022					2021
	Q1	Q2	Q3	Q4	Full Year	Full Year
(In millions, except per share data)

Components of Income (Loss)

Net income (loss) attributable to Loews Corporation
As reported	$338	$180	$130	$364	$1,012	$1,578
Effect of adoption	(16)	(13)	(152)	(9)	(190)	(16)
As adjusted	$322	$167	$(22)	$355	$822	$1,562
Other comprehensive income (loss)
As reported	$(1,605)	$(1,405)	$(1,425)	$577	$(3,858)	$(445)
Effect of adoption	603	627	586	(177)	1,639	660
As adjusted	$(1,002)	$(778)	$(839)	$400	$(2,219)	$215
Diluted Net Income (Loss) Per Share

Net income (loss) attributable to Loews Corporation
As reported	$1.36	$0.73	$0.54	$1.53	$4.16	$6.07
Effect of adoption	(0.07)	(0.05)	(0.63)	(0.04)	(0.78)	(0.07)
As adjusted	$1.29	$0.68	$(0.09)	$1.49	$3.38	$6.00

Net income (loss) attributable to Loews Corporation for 2022 decreased from what was previously reported generally driven by the cumulative effect of assumption differences and differences in reserving methodologies between legacy accounting guidance and ASU 2018-12.

Net income (loss) attributable to Loews Corporation for the third quarter of 2022 decreased $152 million from what was previously reported under legacy accounting guidance, primarily related to CNA’s third quarter 2022 annual review of cash flow reserving assumptions. Under legacy accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax margin of $125 million and no unlocking event occurred. Under ASU 2018-12 favorable changes to the upper-medium grade fixed income instrument discount rate were recorded through Accumulated other comprehensive income quarterly, while the net unfavorable impact of increased cost of care inflation offset by favorable premium rate action assumptions was recorded in income.

Other comprehensive loss decreased from what was previously reported driven by increases in the upper-medium grade fixed income instrument yield beginning in 2021 and through 2022, which was used as the discount rate to re-measure the LFPB.

The following table presents the effect of adoption of ASU 2018-12 on selected 2022 and 2021 balance sheet data.

	December 31, 2022	December 31, 2021
(In millions)

Total assets
As reported	$75,494	$81,626
Effect of adoption	73
As adjusted	$75,567	$81,626
Insurance reserves:
Claim and claim adjustment expenses
As reported	$25,099	$24,174
Effect of adoption	(2,979)	(2,905)
As adjusted	$22,120	$21,269
Future policy benefits
As reported	$10,151	$13,236
Effect of adoption	3,329	5,062
As adjusted	$13,480	$18,298
Total liabilities
As reported	$60,016	$62,451
Effect of adoption	350	1,704
As adjusted	$60,366	$64,155
Accumulated other comprehensive income (loss)
As reported	$(3,284)	$186
Effect of adoption	(36)	(1,506)
As adjusted	$(3,320)	$(1,320)
Total equity
As reported	$15,478	$19,175
Effect of adoption	(277)	(1,704)
As adjusted	$15,201	$17,471

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our and our subsidiaries’ other filings with the SEC, could cause our and our subsidiaries’ results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we and our subsidiaries expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2023 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 9 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion of material risk factors facing the Company. There have been no material changes to such risk factors as of the date of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2023 - January 31, 2023	913,466	$59.04	N/A	N/A

February 1, 2023 - February 28, 2023	3,561,707	61.55	N/A	N/A

March 1, 2023 - March 31, 2023	3,698,477	56.26	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 1, 2023	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

