Form 10-Q
period 2023-06-30
LOEWS CORP
filed 2023-07-31
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to _____________

Commission File Number 1-06541

LOEWS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2646102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, New York, NY 10019-2714
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
As of July 28, 2023, there were 225,508,650 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2023	2022
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $42,037 and $41,102, less allowance for credit loss of $22 and $1	$38,926	$37,697
Equity securities, cost of $1,063 and $1,161	1,051	1,139
Limited partnership investments	2,020	1,954
Other invested assets, primarily mortgage loans, less allowance for credit loss of $30 and $24	1,088	1,124
Short term investments	4,478	4,854
Total investments	47,563	46,768
Cash	463	532
Receivables	9,926	9,403
Property, plant and equipment	10,328	10,027
Goodwill	347	346
Deferred non-insurance warranty acquisition expenses	3,689	3,671
Deferred acquisition costs of insurance subsidiaries	885	806
Other assets	4,146	4,014
Total assets	$77,347	$75,567

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,802	$22,120
Future policy benefits	13,666	13,480
Unearned premiums	6,978	6,374
Total insurance reserves	43,446	41,974
Payable to brokers	191	133
Short term debt	961	854
Long term debt	8,094	8,165
Deferred income taxes	257	243
Deferred non-insurance warranty revenue	4,735	4,714
Other liabilities	4,193	4,283
Total liabilities	61,877	60,366

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 236,305,517 and 236,159,866 shares	2	2
Additional paid-in capital	2,728	2,748
Retained earnings	15,637	14,931
Accumulated other comprehensive loss	(3,160)	(3,320)
	15,207	14,361
Less treasury stock, at cost (10,194,421 and 198,875 shares)	(604)	(12)
Total shareholders’ equity	14,603	14,349
Noncontrolling interests	867	852
Total equity	15,470	15,201
Total liabilities and equity	$77,347	$75,567
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions, except per share data)

Revenues:
Insurance premiums	$2,347	$2,155	$4,595	$4,214
Net investment income	592	366	1,161	798
Investment gains (losses)	14	(59)	(21)	(70)
Non-insurance warranty revenue	407	392	814	774
Operating revenues and other	574	534	1,168	1,074
Total	3,934	3,388	7,717	6,790

Expenses:
Insurance claims and policyholders’ benefits (re-measurement gain (loss) of $(33), $1, $(34), and $6)	1,779	1,601	3,432	3,079
Amortization of deferred acquisition costs	403	374	782	718
Non-insurance warranty expense	384	367	768	721
Operating expenses and other	808	766	1,589	1,482
Equity method income	(39)	(51)	(67)	(76)
Interest	91	96	186	192
Total	3,426	3,153	6,690	6,116
Income before income tax	508	235	1,027	674
Income tax expense	(120)	(48)	(235)	(135)
Net income	388	187	792	539
Amounts attributable to noncontrolling interests	(28)	(20)	(57)	(50)
Net income attributable to Loews Corporation	$360	$167	$735	$489

Basic and diluted net income per share	$1.58	$0.68	$3.19	$1.98

Weighted average shares outstanding:
Shares of common stock	227.69	245.45	230.48	246.70
Dilutive potential shares of common stock	0.28	0.49	0.30	0.50
Total weighted average shares outstanding assuming dilution	227.97	245.94	230.78	247.20

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Net income	$388	$187	$792	$539

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(1)	(2)	(9)	(6)
Net unrealized gains (losses) on other investments	(413)	(2,226)	257	(4,869)
Total unrealized gains (losses) on investments	(414)	(2,228)	248	(4,875)
Impact of changes in discount rates used to measure long-duration contract liabilities	256	1,507	(140)	3,142
Unrealized gains on cash flow hedges	8	6	6	24
Pension and postretirement benefits	6	5	15	12
Foreign currency translation	35	(68)	51	(83)

Other comprehensive income (loss)	(109)	(778)	180	(1,780)

Comprehensive income (loss)	279	(591)	972	(1,241)

Amounts attributable to noncontrolling interests	(17)	59	(77)	136

Total comprehensive income (loss) attributable to Loews Corporation	$262	$(532)	$895	$(1,105)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, April 1, 2022, as reported	$17,695	$2	$2,859	$15,097	$(1,251)	$(132)	$1,120
Cumulative effect adjustments from changes in accounting standards (Note 1)	(1,119)			(38)	(965)		(116)
Balance, April 1, 2022, as adjusted	16,576	2	2,859	15,059	(2,216)	(132)	1,004
Net income	187			167			20
Other comprehensive loss	(778)				(699)		(79)
Dividends paid ($0.0625 per share)	(26)			(15)			(11)
Purchases of Loews Corporation treasury stock	(255)					(255)
Stock-based compensation	12		11				1
Other	(2)		(1)	(1)	2	1	(3)
Balance, June 30, 2022	$15,714	$2	$2,869	$15,210	$(2,913)	$(386)	$932

Balance, April 1, 2023	$15,314	$2	$2,716	$15,293	$(3,062)	$(498)	$863
Net income	388			360			28
Other comprehensive loss	(109)				(98)		(11)
Dividends paid ($0.0625 per share)	(25)			(14)			(11)
Purchase of subsidiary stock from noncontrolling interests	(2)						(2)
Purchases of Loews Corporation treasury stock	(107)					(107)
Stock-based compensation	9		9
Other	2		3	(2)		1
Balance, June 30, 2023	$15,470	$2	$2,728	$15,637	$(3,160)	$(604)	$867

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2022, as reported	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329
Cumulative effect adjustments from changes in accounting standards (Note 1)	(1,704)			(22)	(1,506)		(176)
Balance, January 1, 2022, as adjusted	17,471	2	2,885	14,754	(1,320)	(3)	1,153
Net income	539			489			50
Other comprehensive loss	(1,780)				(1,594)		(186)
Dividends paid ($0.125 per share)	(110)			(31)			(79)
Purchase of subsidiary stock from noncontrolling interests	(21)		(1)				(20)
Purchases of Loews Corporation treasury stock	(384)					(384)
Stock-based compensation	2		(14)				16
Other	(3)		(1)	(2)	1	1	(2)
Balance, June 30, 2022	$15,714	$2	$2,869	$15,210	$(2,913)	$(386)	$932

Balance, January 1, 2023, as reported	$15,478	$2	$2,748	$15,144	$(3,284)	$(12)	$880
Cumulative effect adjustments from changes in accounting standards (Note 1)	(277)			(213)	(36)		(28)
Balance, January 1, 2023, as adjusted	15,201	2	2,748	14,931	(3,320)	(12)	852
Net income	792			735			57
Other comprehensive income	180				160		20
Dividends paid ($0.125 per share)	(84)			(29)			(55)
Purchase of subsidiary stock from noncontrolling interests	(26)						(26)
Purchases of Loews Corporation treasury stock	(593)					(593)
Stock-based compensation	5		(17)				22
Other	(5)		(3)			1	(3)
Balance, June 30, 2023	$15,470	$2	$2,728	$15,637	$(3,160)	$(604)	$867

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2023	2022
(In millions)

Operating Activities:

Net income	$792	$539
Adjustments to reconcile net income to net cash provided by operating activities, net	300	497
Changes in operating assets and liabilities, net:
Receivables	(456)	(634)
Deferred acquisition costs	(74)	(63)
Insurance reserves	1,165	1,417
Other assets	(173)	(360)
Other liabilities	(139)	87
Trading securities	738	(37)
Net cash flow provided by operating activities	2,153	1,446

Investing Activities:

Purchases of fixed maturities	(3,506)	(6,251)
Proceeds from sales of fixed maturities	2,285	3,293
Proceeds from maturities of fixed maturities	613	1,715
Purchases of equity securities	(126)	(195)
Proceeds from sales of equity securities	121	193
Purchases of limited partnership investments	(245)	(168)
Proceeds from sales of limited partnership investments	132	134
Purchases of property, plant and equipment	(299)	(312)
Change in short term investments	(322)	739
Other, net	(120)	66
Net cash flow used by investing activities	(1,467)	(786)

Financing Activities:

Dividends paid	(29)	(31)
Dividends paid to noncontrolling interests	(55)	(79)
Purchases of Loews Corporation treasury stock	(593)	(380)
Purchases of subsidiary stock from noncontrolling interests	(26)	(21)
Principal payments on debt	(502)	(301)
Issuance of debt	463	498
Other, net	(17)	(4)
Net cash flow used by financing activities	(759)	(318)

Effect of foreign exchange rate on cash	4	(12)

Net change in cash	(69)	330
Cash, beginning of period	532	621
Cash, end of period	$463	$951

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2023 and December 31, 2022 and results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Net income for the interim periods is not necessarily indicative of net income for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2023 and 2022 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

Accounting changes – In August of 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. Entities are required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) used to measure the liability for future policyholder benefits (“LFPB”) at least annually. The LFPB must also be updated for actual experience at least annually. The LFPB is reflected as Insurance reserves: Future policy benefits on the Consolidated Condensed Balance Sheets. The discount rate assumption used to measure the LFPB must be updated quarterly using an upper-medium grade (low credit risk) fixed-income instrument yield, commonly interpreted as a single-A rate. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in results of operations within Insurance claims and policyholders’ benefits. The effect of changes in discount rate assumptions are recorded in Other comprehensive income (loss) (“OCI”). In contrast, under legacy accounting guidance, cash flow and discount rate assumptions were locked in unless a premium deficiency emerged. The discount rate assumption under legacy accounting guidance was determined using CNA’s internal investment portfolio yield, which was generally higher than a single-A yield.

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

Under the new guidance, the net premium ratio (“NPR”) is capped at 100%. To the extent that NPR would otherwise exceed 100%, the LFPB is increased, and a loss is recognized immediately in the results of operations. The NPR cap is applied at the cohort level each quarter when NPR is updated. In contrast, under legacy accounting guidance, premium deficiency testing was performed annually at the product level. See Note 6 to the Consolidated Condensed Financial Statements for further explanation of the NPR and LFPB calculations.

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

The following table presents after tax adjustments to the opening balance of Shareholders’ equity and Noncontrolling interests resulting from adoption of ASU 2018-12:

	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests
(In millions)

Balance as of December 31, 2020, as reported	$581	$14,150	$1,321
De-recognition of shadow reserves	2,331		270
Re-measurement of LFPB using an upper-medium grade fixed income instrument yield discount rate	(4,428)		(513)
Other adjustments		(5)	(1)
Balance as of January 1, 2021, as adjusted	$(1,516)	$14,145	$1,077

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statement of Operations were as follows:

Three Months Ended June 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$1,583	$18	$1,601
Income before income tax	253	(18)	235
Income tax expense	(51)	3	(48)
Net income	202	(15)	187
Amounts attributable to noncontrolling interests	(22)	2	(20)
Net income attributable to Loews Corporation	180	(13)	167
Basic net income per share	0.73	(0.05)	0.68
Diluted net income per share	0.73	(0.05)	0.68

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain of $1 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

Six Months Ended June 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$3,038	$41	$3,079
Income before income tax	715	(41)	674
Income tax expense	(143)	8	(135)
Net income	572	(33)	539
Amounts attributable to noncontrolling interests	(54)	4	(50)
Net income attributable to Loews Corporation	518	(29)	489
Basic net income per share	2.10	(0.12)	1.98
Diluted net income per share	2.09	(0.11)	1.98

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain of $6 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

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

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statement of Comprehensive Income (Loss) were as follows:

Three Months Ended June 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Changes in: Net unrealized losses on other investments	$(1,346)	$(880)	$(2,226)
Total unrealized losses on investments	(1,348)	(880)	(2,228)
Impact of changes in discount rates used to measure long-duration contract liabilities		1,507	1,507
Other comprehensive (loss)	(1,405)	627	(778)
Comprehensive (loss)	(1,203)	612	(591)
Amounts attributable to noncontrolling interests	124	(65)	59
Total comprehensive (loss) attributable to Loews Corporation	(1,079)	547	(532)

Six Months Ended June 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Changes in: Net unrealized losses on other investments	$(2,957)	$(1,912)	$(4,869)
Total unrealized losses on investments	(2,963)	(1,912)	(4,875)
Impact of changes in discount rates used to measure long-duration contract liabilities		3,142	3,142
Other comprehensive (loss)	(3,010)	1,230	(1,780)
Comprehensive (loss)	(2,438)	1,197	(1,241)
Amounts attributable to noncontrolling interests	260	(124)	136
Total comprehensive (loss) attributable to Loews Corporation	(2,178)	1,073	(1,105)

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statements of Cash Flows were as follows:

Six Months Ended June 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Net income	$572	$(33)	$539
Adjustments to reconcile net income to net cash provided by operating activities, net	505	(8)	497
Changes in: Insurance reserves	1,376	41	1,417

The effects of adoption of ASU 2018-12 on segment results of operations of CNA were as follows:

Three Months Ended June 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$1,583	$18	$1,601
Income before income tax	245	(18)	227
Income tax expense	(40)	3	(37)
Net income	205	(15)	190
Amounts attributable to noncontrolling interests	(22)	2	(20)
Net income attributable to Loews Corporation	183	(13)	170

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain of $1 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

Six Months Ended June 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$3,038	$41	$3,079
Income before income tax	623	(41)	582
Income tax expense	(105)	8	(97)
Net income	518	(33)	485
Amounts attributable to noncontrolling interests	(54)	4	(50)
Net income attributable to Loews Corporation	464	(29)	435

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain of $6 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

2. Acquisitions

During the second quarter of 2023, Loews Hotels & Co paid $46 million to acquire an additional equity interest in a previously unconsolidated joint venture property. The acquisition resulted in Loews Hotels & Co consolidating the joint venture property and recording a gain of $46 million ($36 million after tax). Upon acquisition, $232 million in assets and $120 million in liabilities, including mezzanine equity representing the remaining noncontrolling owner’s interest, were consolidated at fair value.

3. Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Fixed maturity securities	$482	$441	$952	$870
Limited partnership investments	55	7	82	27
Short term investments	14		30
Equity securities (a)	21	(11)	33	(9)
Income (loss) from trading portfolio (a)	14	(62)	59	(77)
Other	29	13	49	28
Total investment income	615	388	1,205	839
Investment expenses	(23)	(22)	(44)	(41)
Net investment income	$592	$366	$1,161	$798
(a) Net investment income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of June 30, 2023 and 2022	$15	$(95)	$20	$(120)

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Fixed maturity securities:
Gross gains	$8	$45	$43	$71
Gross losses	(35)	(60)	(92)	(88)
Investment losses on fixed maturity securities	(27)	(15)	(49)	(17)
Equity securities (a)	3	(71)	(11)	(109)
Derivative instruments		26		55
Short term investments and other	(8)	1	(7)	1
Gain on acquisition of a joint venture (see Note 2)	46		46
Investment gains (losses)	$14	$(59)	$(21)	$(70)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of June 30, 2023 and 2022	$3	$(70)	$—	$(108)

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$9	$21	$17	$29
Asset-backed	8	(1)	8	1
Impairment losses recognized in earnings	$17	$20	$25	$30

There were $6 million of losses recognized on mortgage loans during the three and six months ended June 30, 2023 due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and six months ended June 30, 2022.

The following tables present a summary of fixed maturity securities:

June 30, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$24,194	$339	$1,909	$13	$22,611
States, municipalities and political subdivisions	8,262	341	793		7,810
Asset-backed:
Residential mortgage-backed	3,133	4	444		2,693
Commercial mortgage-backed	1,843	4	257	7	1,583
Other asset-backed	3,571	9	330	2	3,248
Total asset-backed	8,547	17	1,031	9	7,524
U.S. Treasury and obligations of government sponsored enterprises	130		3		127
Foreign government	700	1	50		651
Redeemable preferred stock	5				5
Fixed maturities available-for-sale	41,838	698	3,786	22	38,728
Fixed maturities trading	199		1		198
Total fixed maturity securities	$42,037	$698	$3,787	$22	$38,926

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$23,137	$301	$2,009		$21,429
States, municipalities and political subdivisions	8,918	338	939		8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447		2,631
Commercial mortgage-backed	1,886	4	255		1,635
Other asset-backed	3,287	2	361	$1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government sponsored enterprises	111	1	2		110
Foreign government	617	1	43		575
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	41,032	652	4,056	1	37,627
Fixed maturities trading	70				70
Total fixed maturity securities	$41,102	$652	$4,056	$1	$37,697

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$7,681	$350	$10,087	$1,559	$17,768	$1,909
States, municipalities and political subdivisions	1,486	64	2,783	729	4,269	793
Asset-backed:
Residential mortgage-backed	822	35	1,810	409	2,632	444
Commercial mortgage-backed	325	15	1,171	242	1,496	257
Other asset-backed	739	32	1,982	298	2,721	330
Total asset-backed	1,886	82	4,963	949	6,849	1,031
U.S. Treasury and obligations of government-sponsored enterprises	84	2	34	1	118	3
Foreign government	213	8	395	42	608	50
Total fixed maturity securities	$11,350	$506	$18,262	$3,280	$29,612	$3,786

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total fixed maturity securities	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2023		December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,479	$334	$2,355	$337
AAA	1,662	283	1,559	298
AA	4,404	746	4,327	817
A	6,937	703	6,615	749
BBB	12,960	1,513	13,226	1,621
Non-investment grade	1,170	207	1,429	234
Total	$29,612	$3,786	$29,511	$4,056

Based on current facts and circumstances, the unrealized losses presented in the June 30, 2023 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the continued volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of June 30, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $413 million, $394 million and $374 million as of June 30, 2023, December 31, 2022 and June 30, 2022 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended June 30, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2023	$1	$1	$2
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	11		11

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		1	1
Total allowance for credit losses	$13	$9	$22

Three months ended June 30, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2022	$12	$5	$17
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	12		12

Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period		(3)	(3)
Total allowance for credit losses	$—	$5	$5

Six months ended June 30, 2023

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	20		20

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3		3

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	1	2
Total allowance for credit losses	$13	$9	$22

Six months ended June 30, 2022

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	12		12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(5)	(4)
Total allowance for credit losses	$—	$5	$5

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2023		December 31, 2022
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$988	$972	$1,012	$1,001
Due after one year through five years	11,072	10,443	9,880	9,399
Due after five years through ten years	13,445	12,226	13,788	12,453
Due after ten years	16,333	15,087	16,352	14,774
Total	$41,838	$38,728	$41,032	$37,627

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$9	$13	$111	$33	$245	$411
LTV 55% to 65%					8		8
LTV greater than 65%		31	11				42
DSCR 1.2x - 1.6x
LTV less than 55%	$28	5	49	14	42	51	189
LTV 55% to 65%	12	43		24		9	88
LTV greater than 65%		58					58
DSCR ≤1.2x
LTV less than 55%		35			34		69
LTV 55% to 65%	13	41			43		97
LTV greater than 65%	13	27	21		23	7	91
Total	$66	$249	$94	$149	$183	$312	$1,053

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	June 30, 2023			December 31, 2022
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$216	$5
Futures – short	165		$(2)	$169
Warrants	95	5		117	$6
Interest rate swaps	240	19		240	19
Currency forwards	13		(1)	12		$(1)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of June 30, 2023, commitments to purchase or fund were approximately $1.5 billion and to sell were approximately $60 million under the terms of these investments.

4. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

June 30, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$137	$22,286	$971	$23,394
States, municipalities and political subdivisions		7,767	43	7,810
Asset-backed		6,641	883	7,524
Fixed maturities available-for-sale	137	36,694	1,897	38,728
Fixed maturities trading	198			198
Total fixed maturities	$335	$36,694	$1,897	$38,926

Equity securities	$603	$422	$26	$1,051
Short term and other	4,274	42		4,316
Receivables		20		20
Payable to brokers	(54)			(54)

December 31, 2022

Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions		8,274	43	8,317
Asset-backed		6,405	788	7,193
Fixed maturities available-for-sale	120	35,866	1,641	37,627
Fixed maturities trading	1	69		70
Total fixed maturities	$121	$35,935	$1,641	$37,697

Equity securities	$669	$435	$35	$1,139
Short term and other	4,539	167		4,706
Receivables		19		19
Payable to brokers	(82)			(82)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2023	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$912		$(15)	$68		$(5)	$11		$971		$(15)
States, municipalities and political
subdivisions	44		(1)						43		(1)
Asset-backed	859	$4	(7)	87		(17)		$(43)	883		(7)
Fixed maturities available-for-sale	$1,815	$4	$(23)	$155	$—	$(22)	$11	$(43)	$1,897	$—	$(23)

Equity securities	$29	$(1)			$(2)				$26	$(1)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2022	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$915	$(1)	$(82)	$51		$(37)			$846		$(81)
States, municipalities and political
subdivisions	51		(5)						46		(5)
Asset-backed	604	8	(52)	92	$(2)	(23)	$14		641		(52)
Fixed maturities available-for-sale	$1,570	$7	$(139)	$143	$(2)	$(60)	$14	$—	$1,533	$—	$(138)

Equity securities	$44	$(3)			$(3)	$9			$47	$(3)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$9	$149		$(8)	$11		$971		$9
States, municipalities and political
subdivisions	43								43
Asset-backed	788	$9		142		(26)	23	$(53)	883		(1)
Fixed maturities available-for-sale	$1,641	$9	$9	$291	$—	$(34)	$34	$(53)	$1,897	$—	$8

Equity securities	$35	$(7)			$(2)				$26	$(7)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(2)	$(153)	$118	$(5)	$(59)	$10		$846		$(153)
States, municipalities and political
subdivisions	56		(10)						46		(10)
Asset-backed	556	11	(84)	232	(2)	(40)	19	$(51)	641		(83)
Fixed maturities available-for-sale	$1,549	$9	$(247)	$350	$(7)	$(99)	$29	$(51)	$1,533	$—	$(246)

Equity securities	$29			$12	$(3)	$9			$47	$(1)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

June 30, 2023	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,415	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2022

Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1%	—	8%	(2%)

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

	Carrying Amount	Estimated Fair Value
June 30, 2023		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,009			$954	$954

Liabilities:
Short term debt	960		$785	169	954
Long term debt	8,090		6,908	659	7,567

December 31, 2022

Assets:
Other invested assets, primarily mortgage loans	$1,040			$973	$973

Liabilities:
Short term debt	853		$744	111	855
Long term debt	8,160		7,035	586	7,621

5. Claim and Claim Adjustment Expense Reserves

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $68 million and $37 million for the three months ended June 30, 2023 and 2022 and $120 million and $57 million for the six months ended June 30, 2023 and 2022 primarily due to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Six Months Ended June 30	2023	2022 (a)
(In millions)

Reserves, beginning of year:
Gross	$22,120	$21,269
Ceded	5,191	4,969
Net reserves, beginning of year	16,929	16,300

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,746	2,452
Increase (decrease) in provision for insured events of prior years	37	30
Amortization of discount	22	22
Total net incurred (b)	2,805	2,504

Net payments attributable to:
Current year events	(287)	(233)
Prior year events	(2,014)	(1,882)
Total net payments	(2,301)	(2,115)

Foreign currency translation adjustment and other	57	(222)

Net reserves, end of period	17,490	16,467
Ceded reserves, end of period	5,312	5,156
Gross reserves, end of period	$22,802	$21,623

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

Favorable net prior year loss reserve development of $17 million and $37 million was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended June 30, 2023 and 2022 and favorable net prior year loss reserve development of $4 million and $49 million was recorded for the six months ended June 30, 2023 and 2022. Unfavorable net prior year loss reserve development of $35 million and $64 million was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”) for the three and six months ended June 30, 2023 and 2022.

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Medical professional liability		$1	$9	$9
Other professional liability and management liability	$(1)	13	(1)	13
Surety	(7)	(19)	(7)	(28)
Commercial auto	11	21	11	21
General liability	70	41	70	41
Workers’ compensation	(96)	(82)	(98)	(84)
Property and other	6	(12)	12	(21)
Other insurance operations	35	64	35	64
Total pretax (favorable) unfavorable development	$18	$27	$31	$15

Three and Six Months

2023

Unfavorable development in general liability was due to higher than expected claim severity in CNA’s construction and middle market businesses across multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Following the second quarter annual review of legacy mass tort exposures, unfavorable development in other insurance operations was primarily driven by higher than expected frequency and severity in abuse claims in older accident years.

2022

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s construction business in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity in CNA’s construction, middle market and small businesses across multiple accident years.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $15 million and $11 million for the three months ended June 30, 2023 and 2022 and $23 million for each of the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the cumulative amounts ceded under the LPT were $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $402 million and $425 million as of June 30, 2023 and December 31, 2022 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.4 billion as of June 30, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The following table summarizes balances and changes in the LFPB.

	2023	2022
(In millions)

Present value of future net premiums
Balance, January 1	$3,993	$4,735
Effect of changes in discount rate	(74)	(880)
Balance, January 1, at original locked in discount rate	3,919	3,855
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(85)	(37)
Adjusted balance, January 1	3,834	3,818
Interest accrual	103	105
Net premiums: earned during period	(225)	(225)
Balance, end of period at original locked in discount rate	3,712	3,698
Effect of changes in discount rate	78	246
Balance, June 30	$3,790	$3,944

Present value of future benefits & expenses
Balance, January 1	$17,472	$22,745
Effect of changes in discount rate	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,347	16,803
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(51)	(43)
Adjusted balance, January 1	17,296	16,760
Interest accrual	482	482
Benefit & expense payments	(629)	(470)
Balance, end of period at original locked in discount rate	17,149	16,772
Effect of changes in discount rate	307	1,329
Balance, June 30	$17,456	$18,101

Net LFPB	$13,666	$14,157

(a)
As of June 30, 2023 and 2022, the re-measurement gain (loss) of $(34) million and $6 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the long term care business recognized on the Condensed Consolidated Statement of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Earned premiums	$113	$118	$228	$238
Interest expense	189	189	379	377

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	June 30,
	2023	2022
(In millions)

Expected future benefit and expense payments	$33,287	$33,429
Expected future gross premiums	5,536	5,848

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.9 billion and $4.2 billion as of June 30, 2023 and 2022.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 12 years as of June 30, 2023 and 2022.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	June 30,		December 31,
	2023	2022	2022

Original locked in discount rate	5.25%	5.29%	5.27%
Upper-medium grade fixed income instrument discount rate	5.10	4.64	5.23

For the three and six months ended June 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were $29 million and $42 million. For the three and six months ended June 30, 2022, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were less than $1 million.

For the three and six months ended June 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income were less than $1 million and $11 million. For the six months ended June 30, 2022, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income was $1 million. There were no such reversals for the three months ended June 30, 2022.

7. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and six months ended June 30, 2022 and 2023:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2022, as reported	$(6)	$(513)	$—	$12	$(630)	$(114)	$(1,251)
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $270, $(497), $0, $0 and $0		1,154	(2,119)				(965)
Balance, April 1, 2022, as adjusted	(6)	641	(2,119)	12	(630)	(114)	(2,216)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $593, $(400), $5, $2, and $0	(1)	(2,240)	1,507	6	(2)	(68)	(798)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $(3), $0, $2, $(1) and $0	(1)	14			7		20
Other comprehensive income (loss)	(2)	(2,226)	1,507	6	5	(68)	(778)
Amounts attributable to noncontrolling interests	1	229	(156)			7	81
Balance, June 30, 2022	$(7)	$(1,356)	$(768)	$18	$(625)	$(175)	$(2,913)

Balance, April 1, 2023	$(14)	$(1,867)	$(393)	$12	$(614)	$(186)	$(3,062)
Other comprehensive income (loss) before reclassifications, after tax of $2, $116, $(68), $0, $0 and $0	(8)	(427)	256	8		35	(136)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(2), $(4), $0, $0, $(2) and $0	7	14			6		27
Other comprehensive income (loss)	(1)	(413)	256	8	6	35	(109)
Amounts attributable to noncontrolling interests	(1)	42	(26)		(1)	(3)	11
Balance, June 30, 2023	$(16)	$(2,238)	$(163)	$20	$(609)	$(154)	$(3,160)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2022, as reported	$(2)	$930	$—	$(6)	$(636)	$(100)	$186
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $617, $(1,063), $0, $0 and $0		2,079	(3,585)				(1,506)
Balance, January 1, 2022, as adjusted	(2)	3,009	(3,585)	(6)	(636)	(100)	(1,320)
Other comprehensive income (loss) before reclassifications, after tax of $0, $1,292, $(835), $3, $0 and $0	(5)	(4,884)	3,142	21		(83)	(1,809)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(4), $0, $1, $(3) and $0	(1)	15		3	12		29
Other comprehensive income (loss)	(6)	(4,869)	3,142	24	12	(83)	(1,780)
Amounts attributable to noncontrolling interests	1	504	(325)		(1)	8	187
Balance, June 30, 2022	$(7)	$(1,356)	$(768)	$18	$(625)	$(175)	$(2,913)

Balance, January 1, 2023, as reported	$(7)	$(2,469)	$—	$14	$(622)	$(200)	$(3,284)
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $0, $11, $0, $0 and $0			(36)				(36)
Balance, January 1, 2023, as adjusted	(7)	(2,469)	(36)	14	(622)	(200)	(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $4, $(60), $37, $1, $0 and $0	(16)	225	(140)	6		51	126
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(8), $0, $0, $(4) and $0	7	32			15		54
Other comprehensive income (loss)	(9)	257	(140)	6	15	51	180
Amounts attributable to noncontrolling interests	—	(26)	13		(2)	(5)	(20)
Balance, June 30, 2023	$(16)	$(2,238)	$(163)	$20	$(609)	$(154)	$(3,160)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Treasury Stock

Loews Corporation repurchased 10.0 million and 6.3 million shares of its common stock at aggregate costs of $593 million and $384 million during the six months ended June 30, 2023 and 2022. Loews Corporation purchased 0.1 million shares of CNA’s common stock at an aggregate cost of $3 million during the six months ended June 30, 2023.

8. Debt

In June of 2023, Boardwalk Pipelines entered into an amendment to its revolving credit agreement, which extended the maturity date of its revolving credit facility from May 27, 2027 to May 26, 2028, while preserving the two one-year extensions that can be exercised at Boardwalk Pipelines’ election. The available borrowing capacity under the credit agreement will decrease from $1 billion to $912 million after May 27, 2027.

In May of 2023, CNA completed a public offering of $400 million aggregate principal amount of its 5.5% senior notes due June 15, 2033.

In May of 2023, Loews Corporation retired at maturity with available cash the outstanding $500 million aggregate principal amount of its 2.6% senior notes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Non-insurance warranty – CNA Financial	$407	$392	$814	$774

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$350	$315	$736	$684
Lodging and related services – Loews Hotels & Co	202	190	387	336
Total revenues from contracts with customers	552	505	1,123	1,020
Other revenues	22	29	45	54
Operating revenues and other	$574	$534	$1,168	$1,074

Receivables from contracts with customers – As of June 30, 2023 and December 31, 2022, receivables from contracts with customers were approximately $145 million and $168 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of June 30, 2023 and December 31, 2022, deferred revenue resulting from contracts with customers was approximately $4.8 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $660 million and $723 million of revenues recognized during the six months ended June 30, 2023 and 2022 were included in deferred revenue as of December 31, 2022 and 2021.

Performance obligations – As of June 30, 2023, approximately $13.7 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and hydrocarbons (“NGLs”) at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $1.6 billion will be recognized during the remaining six months of 2023, $2.4 billion in 2024 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

10. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Service cost			$1	$1
Interest cost	$28	$18	56	37
Expected return on plan assets	(32)	(40)	(64)	(83)
Amortization of unrecognized net loss	9	8	18	16
Settlements	1	1	1	2
Regulatory asset decrease		1		2
Net periodic (benefit) cost	$6	$(12)	$12	$(25)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Interest cost		$1	$1	$1
Expected return on plan assets		(1)	(1)	(1)
Net periodic benefit	$—	$—	$—	$—

11. Legal Proceedings

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling. Briefing by the parties at the Trial Court on the remanded issues is scheduled to be completed in the fall of 2023.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

12. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2023, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

Statements of Operations by segment are presented in the following tables.

Three Months Ended June 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,347				$2,347
Net investment income	575	$5	$1	$11	592
Investment gains (losses)	(32)		46		14
Non-insurance warranty revenue	407				407
Operating revenues and other	7	360	207		574
Total	3,304	365	254	11	3,934

Expenses:

Insurance claims and policyholders’ benefits	1,779				1,779
Amortization of deferred acquisition costs	403				403
Non-insurance warranty expense	384				384
Operating expenses and other	346	250	194	18	808
Equity method (income) loss			(41)	2	(39)
Interest	31	39		21	91
Total	2,943	289	153	41	3,426
Income (loss) before income tax	361	76	101	(30)	508
Income tax (expense) benefit	(78)	(19)	(27)	4	(120)
Net income (loss)	283	57	74	(26)	388
Amounts attributable to noncontrolling interests	(28)				(28)
Net income (loss) attributable to Loews Corporation	$255	$57	$74	$(26)	$360

Three Months Ended June 30, 2022	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total (a)
(In millions)

Revenues:

Insurance premiums	$2,155				$2,155
Net investment income (loss)	432		$(1)	$(65)	366
Investment losses	(59)				(59)
Non-insurance warranty revenue	392				392
Operating revenues and other	6	$325	201	2	534
Total	2,926	325	200	(63)	3,388

Expenses:

Insurance claims and policyholders’ benefits	1,601				1,601
Amortization of deferred acquisition costs	374				374
Non-insurance warranty expense	367				367
Operating expenses and other	329	231	185	21	766
Equity method (income) loss			(53)	2	(51)
Interest	28	42	4	22	96
Total	2,699	273	136	45	3,153
Income (loss) before income tax	227	52	64	(108)	235
Income tax (expense) benefit	(37)	(13)	(20)	22	(48)
Net income (loss)	190	39	44	(86)	187
Amounts attributable to noncontrolling interests	(20)				(20)
Net income (loss) attributable to Loews Corporation	$170	$39	$44	$(86)	$167

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new standard. For additional information see Note 1.

Six Months Ended June 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$4,595				$4,595
Net investment income	1,100	$6	$2	$53	1,161
Investment gains (losses)	(67)		46		(21)
Non-insurance warranty revenue	814				814
Operating revenues and other	14	756	398		1,168
Total	6,456	762	446	53	7,717

Expenses:

Insurance claims and policyholders’ benefits	3,432				3,432
Amortization of deferred acquisition costs	782				782
Non-insurance warranty expense	768				768
Operating expenses and other	683	492	377	37	1,589
Equity method (income) loss			(72)	5	(67)
Interest	59	78	6	43	186
Total	5,724	570	311	85	6,690
Income (loss) before income tax	732	192	135	(32)	1,027
Income tax (expense) benefit	(152)	(49)	(37)	3	(235)
Net income (loss)	580	143	98	(29)	792
Amounts attributable to noncontrolling interests	(57)				(57)
Net income (loss) attributable to Loews Corporation	$523	$143	$98	$(29)	$735

Six Months Ended June 30, 2022	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total (a)
(In millions)

Revenues:

Insurance premiums	$4,214				$4,214
Net investment income (loss)	880		$(1)	$(81)	798
Investment losses	(70)				(70)
Non-insurance warranty revenue	774				774
Operating revenues and other	13	$706	353	2	1,074
Total	5,811	706	352	(79)	6,790

Expenses:

Insurance claims and policyholders’ benefits	3,079				3,079
Amortization of deferred acquisition costs	718				718
Non-insurance warranty expense	721				721
Operating expenses and other	655	448	337	42	1,482
Equity method (income) loss			(79)	3	(76)
Interest	56	84	8	44	192
Total	5,229	532	266	89	6,116
Income (loss) before income tax	582	174	86	(168)	674
Income tax (expense) benefit	(97)	(44)	(27)	33	(135)
Net income (loss)	485	130	59	(135)	539
Amounts attributable to noncontrolling interests	(50)				(50)
Net income (loss) attributable to Loews Corporation	$435	$130	$59	$(135)	$489

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new standard. For additional information see Note 1.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions, except per share data)

CNA Financial (a)	$255	$170	$523	$435
Boardwalk Pipelines	57	39	143	130
Loews Hotels & Co	74	44	98	59
Corporate	(26)	(86)	(29)	(135)
Net income attributable to Loews Corporation	$360	$167	$735	$489

Basic and diluted net income per share	$1.58	$0.68	$3.19	$1.98

(a)
As of January 1, 2023, Accounting Standards Update (“ASU”) 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts,” (“ASU 2018-12”) was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Net income attributable to Loews Corporation for the three months ended June 30, 2023 was $360 million, or $1.58 per share, compared to $167 million, or $0.68 per share in the comparable 2022 period. Net income attributable to Loews Corporation for the six months ended June 30, 2023 was $735 million, or $3.19 per share, compared to $489 million, or $1.98 per share in the comparable 2022 period.

The increase in net income attributable to Loews Corporation in the second quarter of 2023 as compared to the comparable 2022 period was driven by higher income from consolidated subsidiaries and higher net investment income at the Parent Company. CNA’s results improved due to higher net investment income and improved underlying underwriting income, partially offset by higher catastrophe losses and lower favorable property & casualty net prior year loss reserve development. Boardwalk Pipelines produced higher revenues, partially offset by an increase in maintenance costs. Loews Hotels & Co results include a gain related to the acquisition of an additional equity interest and consolidation of a previously unconsolidated joint venture property.

The drivers of the increase in net income for the six months ended June 30, 2023 as compared to the comparable 2022 period are consistent with the three-month discussion above.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2023 and 2022 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022 (a)	2023	2022 (a)
(In millions)

Revenues:
Insurance premiums	$2,347	$2,155	$4,595	$4,214
Net investment income	575	432	1,100	880
Investment losses	(32)	(59)	(67)	(70)
Non-insurance warranty revenue	407	392	814	774
Other revenues	7	6	14	13
Total	3,304	2,926	6,456	5,811
Expenses:
Insurance claims and policyholders’ benefits	1,779	1,601	3,432	3,079
Amortization of deferred acquisition costs	403	374	782	718
Non-insurance warranty expense	384	367	768	721
Other operating expenses	346	329	683	655
Interest	31	28	59	56
Total	2,943	2,699	5,724	5,229
Income before income tax	361	227	732	582
Income tax expense	(78)	(37)	(152)	(97)
Net income	283	190	580	485
Amounts attributable to noncontrolling interests	(28)	(20)	(57)	(50)
Net income attributable to Loews Corporation	$255	$170	$523	$435

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Three Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation increased $85 million for the three months ended June 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income from limited partnership and common stock returns and fixed income securities, lower investment losses driven by the favorable relative change in fair value of non-redeemable preferred stock, improved underlying underwriting income and lower unfavorable net prior year loss reserve development. These increases to net income were offset by higher catastrophe losses for the three months ended June 30, 2023 as compared with the comparable 2022 period. Catastrophe losses were $68 million ($48 million after tax and noncontrolling interests) for the three months ended June 30, 2023 as compared with $37 million ($26 million after tax and noncontrolling interests) in the comparable 2022 period.

Six Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation increased $88 million for the six months ended June 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income from limited partnership and common stock returns and fixed income securities and improved underlying underwriting income. These increases to net income were partially offset by higher catastrophe losses and increased unfavorable net prior year loss reserve development for the six months ended June 30, 2023 as compared with the comparable 2022 period. Catastrophe losses were $120 million ($85 million after tax and noncontrolling interests) for the six months ended June 30, 2023 as compared with $57 million ($40 million after tax and noncontrolling interests) in the comparable 2022 period.

Results for the three and six months ended June 30, 2023 were impacted by unfavorable net pension costs related to CNA’s legacy United States of America (“U.S.”) pension plan, primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost has resulted in an unfavorable impact on the expense ratio for the three and six months ended June 30, 2023.

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

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. The change in exposure represents the change in premium dollars on policies that renew as a result of the change in risk of the policy. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs. CNA uses underwriting gain (loss), calculated using GAAP financial results, to monitor insurance operations. Underwriting gain (loss) is pretax and is calculated as net earned premiums less total insurance expenses, which includes insurance claims and policyholders’ benefits, amortization of deferred acquisition costs and other insurance related expenses. Underlying underwriting gain (loss) represents underwriting results excluding catastrophe losses and development-related items.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,769	$1,719	$421	$3,909
Gross written premiums excluding third-party captives	961	1,604	421	2,986
Net written premiums	825	1,329	359	2,513
Net earned premiums	812	1,120	302	2,234
Underwriting gain	74	42	22	138
Net investment income	142	165	25	332
Core income	177	159	38	374

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	57.9%	59.9%
Effect of catastrophe impacts		5.2	3.1	3.1
Effect of development-related items	(0.3)	(0.5)		(0.4)
Loss ratio	58.3%	66.2%	61.0%	62.6%
Expense ratio	32.4	29.6	31.2	30.9
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.9%	96.3%	92.2%	93.8%
Combined ratio excluding catastrophes and development	91.2%	91.6%	89.1%	91.1%

Rate	(1)%	8%	4%	5%
Renewal premium change		11	7	7
Retention	89	85	83	86
New business	$120	$343	$92	$555

Three Months Ended June 30, 2022

Gross written premiums	$1,904	$1,429	$382	$3,715
Gross written premiums excluding third-party captives	973	1,321	382	2,676
Net written premiums	832	1,134	330	2,296
Net earned premiums	794	974	269	2,037
Underwriting gain	93	69	23	185
Net investment income	100	113	14	227
Core income	161	138	18	317

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	58.5%	60.0%
Effect of catastrophe impacts	0.1	3.0	2.8	1.8
Effect of development-related items	(1.2)	(1.8)	(1.8)	(1.6)
Loss ratio	57.5%	62.7%	59.5%	60.2%
Expense ratio	30.4	30.0	32.1	30.5
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.1%	93.2%	91.6%	91.0%
Combined ratio excluding catastrophes and development	89.2%	92.0%	90.6%	90.8%

Rate	7%	5%	6%	6%
Renewal premium change	9	7	10	8
Retention	85	87	84	86
New business	$132	$280	$88	$500

Six Months Ended June 30, 2023	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$3,549	$3,161	$819	$7,529
Gross written premiums excluding third-party captives	1,847	3,044	819	5,710
Net written premiums	1,613	2,517	630	4,760
Net earned premiums	1,609	2,166	592	4,367
Underwriting gain	154	83	31	268
Net investment income	271	314	48	633
Core income	348	310	62	720

Other performance metrics:
Loss ratio excluding catastrophes and development	58.5%	61.5%	57.7%	59.9%
Effect of catastrophe impacts		4.7	2.9	2.7
Effect of development-related items	(0.2)	(0.3)	2.5	0.2
Loss ratio	58.3%	65.9%	63.1%	62.8%
Expense ratio	31.9	29.8	31.5	30.8
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.4%	96.2%	94.6%	93.9%
Combined ratio excluding catastrophes and development	90.6%	91.8%	89.2%	91.0%

Rate		8%	4%	5%
Renewal premium change	2%	10	7	7
Retention	89	85	83	86
New business	$228	$653	$177	$1,058

Six Months Ended June 30, 2022

Gross written premiums	$3,750	$2,637	$745	$7,132
Gross written premiums excluding third-party captives	1,858	2,527	745	5,130
Net written premiums	1,603	2,135	581	4,319
Net earned premiums	1,566	1,878	533	3,977
Underwriting gain	181	117	43	341
Net investment income	203	231	28	462
Core income	324	270	44	638

Other performance metrics:
Loss ratio excluding catastrophes and development	58.7%	61.5%	58.6%	60.0%
Effect of catastrophe impacts	0.1	2.4	2.0	1.4
Effect of development-related items	(1.3)	(0.9)	(1.0)	(1.0)
Loss ratio	57.5%	63.0%	59.6%	60.4%
Expense ratio	30.7	30.3	32.4	30.7
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.4%	93.8%	92.0%	91.4%
Combined ratio excluding catastrophes and development	89.6%	92.3%	91.0%	91.0%

Rate	8%	5%	8%	6%
Renewal premium change	9	8	10	9
Retention	85	86	79	84
New business	$277	$508	$166	$951

Three Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Gross written premiums, excluding third-party captives, for Specialty decreased $12 million for the three months ended June 30, 2023 as compared with the comparable 2022 period driven by lower new business and rate. Net written premiums for Specialty decreased $7 million for the three months ended June 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended June 30, 2023 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $290 million for the three months ended June 30, 2023 as compared with the comparable 2022 period driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $195 million for the three months ended June 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended June 30, 2023 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $39 million, or $44 million excluding the effect of foreign currency exchange rates, for the three months ended June 30, 2023 as compared with the comparable 2022 period driven by favorable renewal premium change. Net written premiums for International increased $29 million, or $31 million excluding the effect of foreign currency exchange rates, for the three months ended June 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended June 30, 2023 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations increased $57 million for the three months ended June 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income and improved underlying underwriting results, partially offset by higher catastrophe losses and lower favorable net prior year loss reserve development.

Total catastrophe losses for Property & Casualty Operations were $68 million for the three months ended June 30, 2023 as compared with $37 million for the comparable 2022 period. For the three months ended June 30, 2023 and 2022, Specialty had no catastrophe losses and catastrophe losses of $1 million, Commercial had catastrophe losses of $59 million and $29 million and International had catastrophe losses of $9 million and $7 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $17 million and $37 million was recorded for the three months ended June 30, 2023 and 2022. For the three months ended June 30, 2023 and 2022, Specialty recorded favorable net prior year loss reserve development of $4 million and $10 million, Commercial recorded favorable net prior year loss reserve development of $13 million and $22 million and International recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $5 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 2.8 points for the three months ended June 30, 2023 as compared with the comparable 2022 period due to a 2.0 point increase in the expense ratio and a 0.8 point increase in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related and acquisition costs. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development.

Commercial’s combined ratio increased 3.1 points for the three months ended June 30, 2023 as compared with the comparable 2022 period due to a 3.5 point increase in the loss ratio, partially offset by a 0.4 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses, which were 5.2 points of the loss ratio for the three months ended June 30, 2023, as compared with 3.0 points of the loss ratio in the comparable 2022 period, and lower favorable net prior year loss reserve development. The improvement in the expense ratio was driven by higher net earned premiums, partially offset by higher employee related costs.

International’s combined ratio increased 0.6 points for the three months ended June 30, 2023 as compared with the comparable 2022 period due to a 1.5 point increase in the loss ratio, partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by no net prior period loss reserve development recorded for the three months ended June 30, 2023 as compared with $5 million of favorable net prior year loss reserve in the comparable 2022 period. Catastrophe losses were 3.1 points of the loss ratio for the three months ended June 30, 2023, as compared with 2.8 points of the loss ratio in the comparable 2022 period. The improvement in the expense ratio was primarily driven by higher net earned premiums and lower acquisition costs partially offset by higher employee related costs.

Six Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Gross written premiums, excluding third-party captives, for Specialty decreased $11 million for the six months ended June 30, 2023 as compared with the comparable 2022 period driven by lower new business and rate. Net written premiums for Specialty increased $10 million for the six months ended June 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the six months ended June 30, 2023 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $524 million for the six months ended June 30, 2023 as compared with the comparable 2022 period driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $382 million for the six months ended June 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the six months ended June 30, 2023 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $74 million for the six months ended June 30, 2023 as compared with the comparable 2022 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $99 million driven by favorable renewal premium change. Net written premiums for International increased $49 million for the six months ended June 30, 2023 as compared with the comparable 2022 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $66 million for the six months ended June 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the six months ended June 30, 2023 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations increased $82 million for the six months ended June 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income and improved underlying underwriting results, partially offset by higher catastrophe losses and lower favorable net prior year loss reserve development.

Total catastrophe losses for Property & Casualty Operations were $120 million for the six months ended June 30, 2023 as compared with $57 million for the comparable 2022 period. For the six months ended June 30, 2023 and 2022, Specialty had no catastrophe losses and catastrophe losses of $1 million, Commercial had catastrophe losses of $103 million and $45 million and International had catastrophe losses of $17 million and $11 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $4 million and $49 million was recorded for the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, Specialty recorded favorable net prior year loss reserve development of $4 million and $20 million, Commercial recorded favorable net prior year loss reserve development of $15 million and $24 million and International recorded unfavorable net prior year loss reserve development of $15 million and favorable net prior year loss reserve development of $5 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 2.0 points for the six months ended June 30, 2023 as compared with the comparable 2022 period due to a 1.2 point increase in the expense ratio and a 0.8 point increase in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related costs. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development.

Commercial’s combined ratio increased 2.4 points for the six months ended June 30, 2023 as compared with the comparable 2022 period due to a 2.9 point increase in the loss ratio, partially offset by a 0.5 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses, which were 4.7 points of the loss ratio for the six months ended June 30, 2023, as compared with 2.4 points of the loss ratio in the comparable 2022 period, and lower favorable net prior year loss reserve development. The improvement in the expense ratio was driven by higher net earned premiums, partially offset by higher employee related costs.

International’s combined ratio increased 2.6 points for the six months ended June 30, 2023 as compared with the comparable 2022 period due to a 3.5 point increase in the loss ratio, partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by unfavorable net prior period loss reserve development and higher catastrophe losses. Catastrophe losses were 2.9 points of the loss ratio for the six months ended June 30, 2023, as compared with 2.0 points of the loss ratio in the comparable 2022 period. The improvement in the expense ratio was driven by higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Net earned premiums	$113	$118	$228	$238
Net investment income	243	205	467	418
Core loss (a)	(66)	(87)	(87)	(110)

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the three and six months ended June 30, 2022 was adjusted by $(15) million and $(33) million as a result of adopting the standard. For additional information see Notes 1 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Three Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Core results for Other Insurance Operations improved $21 million for the three months ended June 30, 2023 as compared with the comparable 2022 period primarily driven by lower net prior year loss reserve development and higher net investment income, partially offset by long term care policy buyouts. Policy buyouts generally result in an unfavorable impact on core loss, as the cash payments are linked to higher statutory reserve levels. Core loss for the three months ended June 30, 2023 includes a $28 million charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort claims as compared with a $51 million charge related to unfavorable net prior year loss reserve development for the comparable 2022 period. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Six Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Core results for Other Insurance Operations improved $23 million for the six months ended June 30, 2023 as compared with the comparable 2022 period primarily driven by lower net prior year loss reserve development associated with legacy mass tort claims and higher net investment income, partially offset by long term care policy buyouts. Excluding the impacts of long term care policy buyouts, underwriting results are generally in line with expectations. CNA expects to continue offering policy buyouts for the remainder of 2023 and into future years. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to Core Income

The following table reconciles net income attributable to Loews Corporation to core income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Net income attributable to Loews Corporation (a)	$255	$170	$523	$435
Investment losses	25	40	53	43
Consolidating adjustments including noncontrolling interests (a)	28	20	57	50
Total core income	$308	$230	$633	$528

Core income (loss):
Property & Casualty Operations	$374	$317	$720	$638
Other Insurance Operations (a)	(66)	(87)	(87)	(110)
Total core income	$308	$230	$633	$528

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the three and six months ended June 30, 2022 was adjusted by $(15) million and $(33) million as a result of adopting the standard. For additional information see Notes 1 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2023 and 2022, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Revenues:
Operating revenues and other	$361	$325	$756	$706
Interest income	4		6
Total	365	325	762	706
Expenses:
Operating and other:
Operating costs and expenses	148	132	289	254
Depreciation and amortization	102	99	203	194
Interest	39	42	78	84
Total	289	273	570	532
Income before income tax	76	52	192	174
Income tax expense	(19)	(13)	(49)	(44)
Net income attributable to Loews Corporation	$57	$39	$143	$130
EBITDA	$213	$193	$467	$452

Three Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation and EBITDA increased $18 million and $20 million for the three months ended June 30, 2023 as compared with the comparable 2022 period.

Total revenues increased $40 million for the three months ended June 30, 2023 as compared with the comparable 2022 period, due to higher operating revenues. Including fuel and transportation expenses, operating revenues increased $39 million, primarily driven by an increase in transportation revenues of $27 million due to re-contracting at higher rates, higher utilization-based revenues and recently completed growth projects as well as a $10 million increase in storage and parking and lending revenues due to favorable market conditions.

Operating costs and expenses increased $16 million for the three months ended June 30, 2023 as compared with the comparable 2022 period. Excluding expenses offset with operating revenues, operating costs and expenses increased $19 million, primarily due to increased costs from maintenance projects associated with the requirements of the Mega Rule and higher employee-related and outside services costs.

Depreciation and amortization expenses increased $3 million for the three months ended June 30, 2023 as compared with the comparable 2022 period due to a change in the estimated life of certain assets.

Interest expenses decreased $3 million for the three months ended June 30, 2023 as compared with the comparable 2022 period, primarily due to lower average outstanding long-term debt.

Six Months Ended June 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation and EBITDA increased $13 million and $15 million for the six months ended June 30, 2023 as compared with the comparable 2022 period.

Total revenues increased $56 million for the six months ended June 30, 2023 as compared with the comparable 2022 period. This increase was primarily due to operating revenues, which increased $50 million, primarily driven by an increase in transportation revenues of $47 million due to re-contracting at higher rates and recently completed growth projects, as well as a $13 million increase in storage and parking and lending revenues due to favorable market conditions, partially offset by lower product sales of $8 million. In addition, interest income increased $6 million for the six months ended June 30, 2023 as compared with the comparable 2022 period.

Operating costs and expenses increased $35 million for the six months ended June 30, 2023 as compared with the comparable 2022 period, primarily due to higher costs from increased maintenance projects associated with the requirements of the Mega Rule and higher employee-related, materials and supplies and outside services costs.

Depreciation and amortization expenses increased $9 million for the six months ended June 30, 2023 as compared with the comparable 2022 period due to an increased asset base from recently completed growth projects and a change in the estimated life of certain assets.

Interest expenses decreased $6 million for the six months ended June 30, 2023 as compared with the comparable 2022 period, primarily due to lower average outstanding long-term debt.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Net income attributable to Loews Corporation	$57	$39	$143	$130
Interest	35	42	72	84
Income tax expense	19	13	49	44
Depreciation and amortization	102	99	203	194
EBITDA	$213	$193	$467	$452

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2023 and 2022, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Revenues:
Operating revenue	$182	$168	$337	$291
Gain on acquisition of a joint venture	46		46
Revenues related to reimbursable expenses	26	32	63	61
Total	254	200	446	352
Expenses:
Operating and other:
Operating	142	123	272	231
Asset impairments	9	14	9	14
Reimbursable expenses	26	32	63	61
Depreciation and amortization expense	17	16	33	31
Equity income from joint ventures	(41)	(53)	(72)	(79)
Interest		4	6	8
Total	153	136	311	266
Income before income tax	101	64	135	86
Income tax expense	(27)	(20)	(37)	(27)
Net income attributable to Loews Corporation	$74	$44	$98	$59

Net income attributable to Loews Corporation increased by $30 million and $39 million for the three and six months ended June 30, 2023 as compared with the comparable 2022 periods primarily due to the reasons discussed below.

Operating revenues improved by $14 million and $46 million and operating expenses increased by $19 million and $41 million for the three and six months ended June 30, 2023 as compared with the comparable 2022 periods. The increase in operating revenues was driven by slightly higher occupancy levels at many owned hotels in 2023 as compared with the comparable 2022 periods along with consolidating the results of a property in the three months ended June 30, 2023 that was previously accounted for under the equity method. Occupancy levels in the first quarter of 2022 were negatively impacted by COVID variants and experienced improvement in the first quarter of 2023. The increase in operating expenses was largely due to increased staffing costs.

During the second quarter of 2023, Loews Hotels & Co recorded a gain of $46 million ($36 million after tax) related to the acquisition of an additional equity interest and consolidation of a previously unconsolidated joint venture property.

Equity income from joint ventures decreased $12 million and $7 million for the three and six months ended June 30, 2023 as compared with the comparable 2022 periods. Occupancy levels at joint venture properties decreased slightly in the second quarter of 2023 compared to the comparable prior year period while average daily rates increased nominally. In addition, occupancy levels in the first quarter of 2022 were negatively impacted by COVID variants and experienced improvement in the first quarter of 2023. Expenses at joint venture properties have increased in 2023 compared to 2022, largely due to increased staffing costs and higher interest costs.

The three and six months ended June 30, 2023 and 2022 include impairment charges of $9 million and $14 million to reduce the carrying value of assets to their estimated fair value.

Interest expense decreased $4 million and $2 million for the three and six months ended June 30, 2023 as compared with the comparable 2022 periods due primarily to the increase in capitalized interest on projects under development and the favorable impact of interest rate caps.

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

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2023 and 2022 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Revenues:
Net investment income (loss)	$11	$(65)	$53	$(81)
Operating revenues and other		2		2
Total	11	(63)	53	(79)
Expenses:
Operating and other	18	21	37	42
Equity method loss	2	2	5	3
Interest	21	22	43	44
Total	41	45	85	89
Loss before income tax	(30)	(108)	(32)	(168)
Income tax (expense) benefit	4	22	3	33
Net loss attributable to Loews Corporation	$(26)	$(86)	$(29)	$(135)

Net investment income for the Parent Company was $11 million and $53 million for the three and six months ended June 30, 2023 as compared with net investment losses of $65 million and $81 million in the comparable 2022 periods, primarily due to improved results from short term investments and the favorable change in the fair value of equity based investments in the trading portfolio.

The Company expects to record approximately $50 million in Operating and other expenses in the second half of 2023 to recognize unrealized losses which are included in AOCI due to the planned termination of a non-contributory defined benefit plan.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $2.5 billion at June 30, 2023 as compared to $3.2 billion at December 31, 2022. During the six months ended June 30, 2023, we received $498 million in cash dividends from CNA, including a special cash dividend of $293 million. Cash outflows during the six months ended June 30, 2023 included the payment of $593 million to fund treasury stock purchases, $500 million to retire at maturity the outstanding aggregate principal amount of our 2.6% senior notes, $29 million of cash dividends to our shareholders, $3 million to purchase common shares of CNA and an equity contribution of $30 million to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the six months ended June 30, 2023, we purchased 10.0 million shares of Loews Corporation common stock and 0.1 million shares of CNA’s common stock. As of July 28, 2023, there were 225,508,650 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or purchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $937 million for the six months ended June 30, 2023 and $1.3 billion for the comparable 2022 period. The decrease in cash provided by operating activities was driven by higher net claim payments, which includes long term care policy buyouts, and lower distributions from limited partnerships, partially offset by an increase in premiums collected.

CNA paid cash dividends of $2.04 per share on its common stock, including a special cash dividend of $1.20 per share, during the six months ended June 30, 2023. On July 28, 2023, CNA’s Board of Directors declared a quarterly cash dividend of $0.42 per share payable August 31, 2023 to shareholders of record on August 14, 2023. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2023, CCC was in a positive earned surplus position. CCC paid dividends of $660 million and $690 million during the six months ended June 30, 2023 and 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In May of 2023, CNA completed a public offering of $400 million aggregate principal amount of its 5.5% senior notes due June 15, 2033.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $31 million for the six months ended June 30, 2023 as compared with the comparable 2022 period, primarily due to changes in net income adjusted for depreciation and amortization and other non-cash operating activities and the impacts of lower natural gas prices on Boardwalk Pipelines’ imbalance activities.

For the six months ended June 30, 2023 and 2022, Boardwalk Pipelines’ capital expenditures were $151 million and $122 million, consisting of growth capital expenditures of $95 million and $76 million and maintenance capital expenditures of $56 million and $39 million. During the six months ended June 30, 2022, Boardwalk Pipelines also spent $7 million on natural gas to be used in its integrated natural gas pipeline system.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash on hand, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2023. Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it has $500 million of remaining capacity available to publicly issue debt securities, warrants or rights. As of June 30, 2023, Boardwalk Pipelines had available the entire $1.0 billion of borrowing capacity under its revolving credit facility. In June of 2023, Boardwalk Pipelines’ amended its revolving credit facility to extend the maturity date by one year to May 26, 2028. For further information, see Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

As of June 30, 2023, Loews Hotels & Co, through its subsidiaries, had $164 million in mortgage loans that mature within twelve months. Each loan has an extension option which Loews Hotels & Co currently plans to exercise before maturity. Extending any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

Through July 28, 2023, Loews Hotels & Co received capital contributions of $30 million from Loews Corporation to fund development projects during 2023.

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

The Parent Company enters into short sales and invests in certain derivative instruments that are used for asset and liability management activities, income enhancements to its portfolio management strategy and to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, significant losses may occur. Monitoring procedures include senior management review of daily reports of existing positions and valuation fluctuations to seek to ensure that open positions are consistent with the portfolio strategy.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Fixed income securities:
Taxable fixed income securities	$444	$385	$874	$753
Tax-exempt fixed income securities	46	66	95	139
Total fixed income securities	490	451	969	892
Limited partnership and common stock investments	68	(15)	96	(7)
Other, net of investment expense	17	(4)	35	(5)
Net investment income	$575	$432	$1,100	$880

Effective income yield for the fixed income securities portfolio	4.6%	4.3%	4.6%	4.3%
Limited partnership and common stock return	3.1%	(0.7)%	4.5%	(0.3)%

CNA’s net investment income increased $143 million and $220 million for the three and six months ended June 30, 2023 as compared with the comparable 2022 periods, driven by higher limited partnership and common stock returns and higher income from fixed income securities and other.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(12)	$(30)	$(35)	$(27)
States, municipalities and political subdivisions	(3)	19	7	22
Asset-backed	(12)	(4)	(21)	(12)
Total fixed maturity securities	(27)	(15)	(49)	(17)
Non-redeemable preferred stock	3	(71)	(11)	(109)
Derivatives, short term and other	(8)	27	(7)	56
Total investment losses	(32)	(59)	(67)	(70)
Income tax benefit	7	19	14	27
Amounts attributable to noncontrolling interests	2	4	5	4
Investment losses attributable to Loews Corporation	$(23)	$(36)	$(48)	$(39)

CNA’s pretax investment results improved $27 million and $3 million for the three and six months ended June 30, 2023 as compared with the comparable 2022 periods, driven by the favorable relative change in fair value of non-redeemable preferred stock in the three and six months ended June 30, 2023 as compared to the comparable 2022 periods, partially offset by higher net losses on disposals of fixed maturity securities. The three and six months ended June 30, 2022 also included gains on a funds withheld embedded derivative which related to a coinsurance agreement on CNA’s legacy annuity business that was novated in the fourth quarter of 2022.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2023		December 31, 2022
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,530	$(333)	$2,419	$(336)
AAA	2,492	(205)	2,398	(208)
AA	6,385	(588)	6,342	(663)
A	9,579	(463)	9,043	(531)
BBB	16,061	(1,310)	15,651	(1,447)
Non-investment grade	1,681	(189)	1,774	(219)
Total	$38,728	$(3,088)	$37,627	$(3,404)

As of June 30, 2023 and December 31, 2022, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.3 billion of pre-funded municipal bonds as of June 30, 2023 and December 31, 2022.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,479	$334
AAA	1,662	283
AA	4,404	746
A	6,937	703
BBB	12,960	1,513
Non-investment grade	1,170	207
Total	$29,612	$3,786

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$841	$20
Due after one year through five years	8,895	669
Due after five years through ten years	9,866	1,397
Due after ten years	10,010	1,700
Total	$29,612	$3,786

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

The following tables present the estimated fair value and net unrealized gains (losses) of CNA’s commercial mortgage-backed securities by property type and by ratings distribution:

June 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage-backed:
Single asset, single borrower:
Office	$289	$(77)
Retail	278	(38)
Lodging	218	(20)
Industrial	90	(6)
Multifamily	51	(4)
Total single asset, single borrower	926	(145)
Conduits (multi property, multi borrower pools)	657	(108)
Total commercial mortgage-backed	$1,583	$(253)

June 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage backed:
AAA	$425	$(35)
AA	620	(107)
A	209	(35)
BBB	256	(56)
Non-investment grade	73	(20)
Total commercial mortgage-backed	$1,583	$(253)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within CNA’s corporate and other bonds portfolio by property type and by ratings distribution:

June 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
Retail	$455	$(48)
Office	255	(30)
Industrial	86	(5)
Other (a)	416	(39)
Total corporate and other bonds - REITs	$1,212	$(122)

(a)	Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

June 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
AA	$11	$(1)
A	249	(13)
BBB	936	(106)
Non-investment grade	16	(2)
Total corporate and other bonds - REITs	$1,212	$(122)

Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value ratios (“LTV”). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of June 30, 2023 the allowance for expected credit losses on CNA’s mortgage portfolio was $30 million, or 2.9% of its amortized cost basis.

The following table presents the amortized cost basis of mortgage loans by property type:

June 30, 2023	Amortized Cost	Percentage of Total
(In millions, except %)

Mortgage loans:
Retail	$470	44%
Office	255	25
Industrial	131	13
Other	183	18
Total mortgage loans	1,039	100%
Less: Allowance for expected credit losses	(30)
Total mortgage loans - net of allowance	$1,009

In addition to the mortgage loan portfolio, CNA invests in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities, all of which are investment grade quality. As of June 30, 2023, these holdings had an estimated fair value of $474 million and net unrealized losses of $92 million.

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

	June 30, 2023		December 31, 2022
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$14,691	9.9	$14,511	9.9
Other investments	26,480	4.6	25,445	4.7
Total	$41,171	6.5	$39,956	6.6

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA uses various analyses and methods, including using one of the industry standard natural catastrophe models to estimate hurricane and earthquake losses at various return periods, to inform underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. CNA generally seeks to manage its exposure through the purchase of catastrophe reinsurance and utilizes various reinsurance programs to mitigate catastrophe losses including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. CNA conducts an ongoing review of its risk and catastrophe reinsurance coverages and from time to time makes changes as it deems appropriate. In the second quarter of 2023, CNA renewed its excess-of-loss property catastrophe reinsurance as described below.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. Exposures underwritten through Hardy are excluded and covered under a separate treaty. The treaty has a term of June 1, 2023 to June 1, 2024 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $235 million up to $1.1 billion for all losses other than earthquakes. Earthquakes are covered up to $1.2 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

Group Workers’ Compensation Treaty

CNA also purchased corporate Workers’ Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2023 to January 1, 2024 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty also provides $600 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s per occurrence retention of $25 million. Of this $600 million in Terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.

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

The information presented below restates in their entirety, as a result of the adoption of ASU 2018-12 and its impact on long term care reserves, the accounting estimates related to Insurance Reserves and Long Term Care Reserves included in the Critical Accounting Estimates section of our MD&A in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Further information on the long term care reserving process under the new guidance is included in Notes 1 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

Prior period amounts in the financial statements have been adjusted to reflect application of ASU 2018-12. Net income attributable to Loews Corporation for the third quarter of 2022 decreased $152 million from what was previously reported under legacy accounting guidance, primarily related to CNA’s third quarter 2022 annual review of cash flow reserving assumptions. Under legacy accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax margin of $125 million and no unlocking event occurred. Under the new guidance favorable changes to the upper-medium grade fixed income instrument discount rate were recorded through Accumulated other comprehensive income quarterly, while the net unfavorable impact of increased cost of care inflation offset by favorable premium rate action assumptions was recorded in income. Excluding the third quarter of 2022, net income attributable to Loews Corporation did not change materially from what was reported prior to adoption of ASU 2018-12.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2023 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2023 - April 30, 2023	—	$—	N/A	N/A

May 1, 2023 - May 31, 2023	921,896	57.78	N/A	N/A

June 1, 2023 - June 30, 2023	900,000	58.41	N/A	N/A

Item 5. Other Information

Items 5 (a) and (b) are inapplicable.

(c) TRADING PLANS

On June 16, 2023, Anthony Welters, a director of the Company, adopted a trading plan with respect to the exercise of expiring stock appreciation rights (“SARs”) granted to Mr. Welters as director compensation in 2013 and 2014 (the “Plan”). The Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Plan, if the market price of the Company’s common stock exceeds the exercise price for the applicable SARs by a specified amount during the applicable trading window, the applicable SARs will be exercised and the net shares received by Mr. Welters from such exercise will be sold at market prices. 2,250 SARs expire on each of December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. The trading window under the Plan for each such expiration begins on the first trading day of the expiration month and ends on the expiration date.

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009 (File No. 001-06541)	3.1

Certificate of Amendment of Certificate of Incorporation of Registrant dated May 9, 2023	3.2*

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 31, 2023	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

