Form 10-Q
period 2023-09-30
LOEWS CORP
filed 2023-10-30
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
As of October 27, 2023, there were 223,250,642 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2023	2022
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $42,753 and $41,102, less allowance for credit loss of $18 and $1	$38,243	$37,697
Equity securities, cost of $1,081 and $1,161	1,055	1,139
Limited partnership investments	2,074	1,954
Other invested assets, primarily mortgage loans, less allowance for credit loss of $35 and $24	1,072	1,124
Short term investments	3,969	4,854
Total investments	46,413	46,768
Cash	762	532
Receivables	9,437	9,403
Property, plant and equipment	10,674	10,027
Goodwill	346	346
Deferred non-insurance warranty acquisition expenses	3,688	3,671
Deferred acquisition costs of insurance subsidiaries	880	806
Other assets	4,269	4,014
Total assets	$76,469	$75,567

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,836	$22,120
Future policy benefits	12,654	13,480
Unearned premiums	6,789	6,374
Total insurance reserves	42,279	41,974
Payable to brokers	444	133
Short term debt	1,261	854
Long term debt	7,925	8,165
Deferred income taxes	258	243
Deferred non-insurance warranty revenue	4,736	4,714
Other liabilities	4,408	4,283
Total liabilities	61,311	60,366

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 236,321,095 and 236,159,866 shares	2	2
Additional paid-in capital	2,764	2,748
Retained earnings	15,877	14,931
Accumulated other comprehensive loss	(3,473)	(3,320)
	15,170	14,361
Less treasury stock, at cost (12,066,137 and 198,875 shares)	(722)	(12)
Total shareholders’ equity	14,448	14,349
Noncontrolling interests	710	852
Total equity	15,158	15,201
Total liabilities and equity	$76,469	$75,567
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions, except per share data)

Revenues:
Insurance premiums	$2,406	$2,221	$7,001	$6,435
Net investment income	592	404	1,752	1,202
Investment losses	(38)	(96)	(59)	(166)
Non-insurance warranty revenue	407	399	1,221	1,173
Operating revenues and other	559	533	1,728	1,607
Total	3,926	3,461	11,643	10,251

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $(41), $(211), $(75), and $(205))	1,826	1,880	5,258	4,959
Amortization of deferred acquisition costs	426	383	1,208	1,101
Non-insurance warranty expense	386	371	1,154	1,092
Operating expenses and other	860	795	2,449	2,277
Equity method income	(22)	(35)	(89)	(111)
Interest	94	92	280	284
Total	3,570	3,486	10,260	9,602
Income (loss) before income tax	356	(25)	1,383	649
Income tax expense	(80)	(2)	(315)	(137)
Net income (loss)	276	(27)	1,068	512
Amounts attributable to noncontrolling interests	(23)	5	(80)	(45)
Net income (loss) attributable to Loews Corporation	$253	$(22)	$988	$467

Basic net income (loss) per share	$1.12	$(0.09)	$4.32	$1.91
Diluted net income (loss) per share	$1.12	$(0.09)	$4.31	$1.90

Weighted average shares outstanding:
Shares of common stock	225.64	240.37	228.85	244.57
Dilutive potential shares of common stock	0.35	0.39	0.31	0.46
Total weighted average shares outstanding assuming dilution	225.99	240.76	229.16	245.03

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Net income (loss)	$276	$(27)	$1,068	$512

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(1)	(2)	(10)	(8)
Net unrealized losses on other investments	(1,084)	(1,735)	(827)	(6,604)
Total unrealized losses on investments	(1,085)	(1,737)	(837)	(6,612)
Impact of changes in discount rates used to measure long-duration contract liabilities	818	994	678	4,136
Unrealized gains (losses) on cash flow hedges	(1)	4	5	28
Pension and postretirement benefits	40	6	55	18
Foreign currency translation	(55)	(106)	(4)	(189)

Other comprehensive loss	(283)	(839)	(103)	(2,619)

Comprehensive income (loss)	(7)	(866)	965	(2,107)

Amounts attributable to noncontrolling interests	8	78	(69)	215

Total comprehensive income (loss) attributable to Loews Corporation	$1	$(788)	$896	$(1,892)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, July 1, 2022, as reported	$16,221	$2	$2,869	$15,261	$(2,510)	$(386)	$985
Cumulative effect adjustments from changes in accounting standards (Note 1)	(507)			(51)	(403)		(53)
Balance, July 1, 2022, as adjusted	15,714	2	2,869	15,210	(2,913)	(386)	932
Net loss	(27)			(22)			(5)
Other comprehensive loss	(839)				(766)		(73)
Dividends paid ($0.0625 per share)	(23)			(15)			(8)
Purchase of subsidiary stock from noncontrolling interests	(45)		5				(50)
Purchases of Loews Corporation treasury stock	(230)					(230)
Stock-based compensation	9		8				1
Other	4		4	(1)			1
Balance, September 30, 2022	$14,563	$2	$2,886	$15,172	$(3,679)	$(616)	$798

Balance, July 1, 2023	$15,470	$2	$2,728	$15,637	$(3,160)	$(604)	$867
Net income	276			253			23
Other comprehensive income (loss)	(283)				(252)		(31)
Dividends paid ($0.0625 per share)	(24)			(14)			(10)
Purchase of subsidiary stock from noncontrolling interests	(177)		27		(61)		(143)
Purchases of Loews Corporation treasury stock	(118)					(118)
Stock-based compensation	11		10				1
Other	3		(1)	1			3
Balance, September 30, 2023	$15,158	$2	$2,764	$15,877	$(3,473)	$(722)	$710

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2022, as reported	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329
Cumulative effect adjustments from changes in accounting standards (Note 1)	(1,704)			(22)	(1,506)		(176)
Balance, January 1, 2022, as adjusted	17,471	2	2,885	14,754	(1,320)	(3)	1,153
Net income	512			467			45
Other comprehensive loss	(2,619)				(2,359)		(260)
Dividends paid ($0.1875 per share)	(133)			(46)			(87)
Purchase of subsidiary stock from noncontrolling interests	(66)		4				(70)
Purchases of Loews Corporation treasury stock	(614)					(614)
Stock-based compensation	11		(6)				17
Other	1		3	(3)		1
Balance, September 30, 2022	$14,563	$2	$2,886	$15,172	$(3,679)	$(616)	$798

Balance, January 1, 2023, as reported	$15,478	$2	$2,748	$15,144	$(3,284)	$(12)	$880
Cumulative effect adjustments from changes in accounting standards (Note 1)	(277)			(213)	(36)		(28)
Balance, January 1, 2023, as adjusted	15,201	2	2,748	14,931	(3,320)	(12)	852
Net income	1,068			988			80
Other comprehensive income (loss)	(103)				(92)		(11)
Dividends paid ($0.1875 per share)	(108)			(43)			(65)
Purchase of subsidiary stock from noncontrolling interests	(203)		27		(61)		(169)
Purchases of Loews Corporation treasury stock	(711)					(711)
Stock-based compensation	16		(7)				23
Other	(2)		(4)	1		1
Balance, September 30, 2023	$15,158	$2	$2,764	$15,877	$(3,473)	$(722)	$710

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2023	2022
(In millions)

Operating Activities:

Net income	$1,068	$512
Adjustments to reconcile net income to net cash provided by operating activities, net	519	726
Changes in operating assets and liabilities, net:
Receivables	(71)	(447)
Deferred acquisition costs	(74)	(66)
Insurance reserves	1,184	1,999
Other assets	(152)	(486)
Other liabilities	51	161
Trading securities	905	293
Net cash flow provided by operating activities	3,430	2,692

Investing Activities:

Purchases of fixed maturities	(5,459)	(8,768)
Proceeds from sales of fixed maturities	3,284	4,885
Proceeds from maturities of fixed maturities	960	2,095
Purchases of equity securities	(200)	(245)
Proceeds from sales of equity securities	192	230
Purchases of limited partnership investments	(322)	(265)
Proceeds from sales of limited partnership investments	205	156
Purchases of property, plant and equipment	(463)	(437)
Acquisitions	(348)
Dispositions		16
Investment in Altium Packaging		(79)
Change in short term investments	60	568
Other, net	(162)	65
Net cash flow used by investing activities	(2,253)	(1,779)

Financing Activities:

Dividends paid	(43)	(46)
Dividends paid to noncontrolling interests	(65)	(87)
Purchases of Loews Corporation treasury stock	(709)	(611)
Purchases of subsidiary stock from noncontrolling interests	(203)	(66)
Principal payments on debt	(503)	(327)
Issuance of debt	593	532
Other, net	(17)	(16)
Net cash flow used by financing activities	(947)	(621)

Effect of foreign exchange rate on cash		(27)

Net change in cash	230	265
Cash, beginning of period	532	621
Cash, end of period	$762	$886

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 91.7% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2023 and 2022 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

The following table presents after tax adjustments to the opening balance of Shareholders’ equity and Noncontrolling interests resulting from adoption of ASU 2018-12:

	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests
(In millions)

Balance as of December 31, 2020, as reported	$581	$14,150	$1,321
De-recognition of shadow reserves	2,331		270
Re-measurement of LFPB using an upper-medium grade fixed income instrument yield discount rate	(4,428)		(513)
Other adjustments		(5)	(1)
Balance as of January 1, 2021, as adjusted	$(1,516)	$14,145	$1,077

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statement of Operations were as follows:

Three Months Ended September 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$1,665	$215	$1,880
Income (loss) before income tax	190	(215)	(25)
Income tax expense	(47)	45	(2)
Net income (loss)	143	(170)	(27)
Amounts attributable to noncontrolling interests	(13)	18	5
Net income (loss) attributable to Loews Corporation	130	(152)	(22)
Basic net income (loss) per share	0.54	(0.63)	(0.09)
Diluted net income (loss) per share	0.54	(0.63)	(0.09)

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $211 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

Nine Months Ended September 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$4,703	$256	$4,959
Income before income tax	905	(256)	649
Income tax expense	(190)	53	(137)
Net income	715	(203)	512
Amounts attributable to noncontrolling interests	(67)	22	(45)
Net income attributable to Loews Corporation	648	(181)	467
Basic net income per share	2.65	(0.74)	1.91
Diluted net income per share	2.64	(0.74)	1.90

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $205 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

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

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statement of Comprehensive Income (Loss) were as follows:

Three Months Ended September 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Changes in: Net unrealized losses on other investments	$(1,327)	$(408)	$(1,735)
Total unrealized losses on investments	(1,329)	(408)	(1,737)
Impact of changes in discount rates used to measure long-duration contract liabilities		994	994
Other comprehensive (loss)	(1,425)	586	(839)
Comprehensive (loss)	(1,282)	416	(866)
Amounts attributable to noncontrolling interests	119	(41)	78
Total comprehensive (loss) attributable to Loews Corporation	(1,163)	375	(788)

Nine Months Ended September 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Changes in: Net unrealized losses on other investments	$(4,284)	$(2,320)	$(6,604)
Total unrealized losses on investments	(4,292)	(2,320)	(6,612)
Impact of changes in discount rates used to measure long-duration contract liabilities		4,136	4,136
Other comprehensive (loss)	(4,435)	1,816	(2,619)
Comprehensive (loss)	(3,720)	1,613	(2,107)
Amounts attributable to noncontrolling interests	379	(164)	215
Total comprehensive (loss) attributable to Loews Corporation	(3,341)	1,449	(1,892)

The effects of adoption of ASU 2018-12 on the Consolidated Condensed Statements of Cash Flows were as follows:

Nine Months Ended September 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Net income	$715	$(203)	$512
Adjustments to reconcile net income to net cash provided by operating activities, net	779	(53)	726
Changes in: Insurance reserves	1,743	256	1,999

The effects of adoption of ASU 2018-12 on segment results of operations of CNA were as follows:

Three Months Ended September 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$1,665	$215	$1,880
Income (loss) before income tax	164	(215)	(51)
Income tax (expense) benefit	(36)	45	9
Net income (loss)	128	(170)	(42)
Amounts attributable to noncontrolling interests	(13)	18	5
Net income (loss) attributable to Loews Corporation	115	(152)	(37)

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $211 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

Nine Months Ended September 30, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$4,703	$256	$4,959
Income before income tax	787	(256)	531
Income tax expense	(141)	53	(88)
Net income	646	(203)	443
Amounts attributable to noncontrolling interests	(67)	22	(45)
Net income attributable to Loews Corporation	579	(181)	398

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $205 million, which is presented parenthetically on the Consolidated Condensed Statement of Operations.

2. Acquisitions

Boardwalk Pipelines

On September 29, 2023, Boardwalk Pipelines acquired 100% of the equity interests of Williams Olefins Pipeline Holdco LLC (“Bayou Ethane”) from Williams Field Services Group, LLC for $348 million in cash, including working capital. Bayou Ethane owns an approximately 380-mile ethane pipeline system from Mont Belvieu, Texas, to the Mississippi River corridor in Louisiana and two 15-mile pipelines in the Houston Ship Channel area that carry ammonia and hydrogen chloride. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. As of September 29, 2023, Boardwalk Pipelines recorded $369 million of assets and $21 million of liabilities, which include $296 million of property, plant and equipment and $34 million of finite lived intangible assets. The purchase price allocation is preliminary and is expected to be finalized by the first quarter of 2024.

Loews Hotels & Co

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

3. Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Fixed maturity securities	$491	$454	$1,443	$1,324
Limited partnership investments	29	(32)	111	(5)
Short term investments	24		54
Equity securities (a)	9	2	42	(7)
Income (loss) from trading portfolio (a)	32	(18)	91	(95)
Other	30	19	78	47
Total investment income	615	425	1,819	1,264
Investment expenses	(23)	(21)	(67)	(62)
Net investment income	$592	$404	$1,752	$1,202
(a) Net investment income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of September 30, 2023 and 2022	$(14)	$(68)	$3	$(179)

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Fixed maturity securities:
Gross gains	$12	$23	$55	$94
Gross losses	(49)	(134)	(141)	(222)
Investment losses on fixed maturity securities	(37)	(111)	(86)	(128)
Equity securities (a)	2	(2)	(9)	(111)
Derivative instruments		24		79
Short term investments and other	(3)	(7)	(10)	(6)
Gain on acquisition of a joint venture (see Note 2)			46
Investment losses	$(38)	$(96)	$(59)	$(166)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of September 30, 2023 and 2022	$2	$(2)	$2	$(109)

Net investment losses for the three months ended September 30, 2022 in the table above included a $35 million net loss related to the novation of a coinsurance agreement on CNA’s legacy annuity business, which was transacted on a funds withheld basis and gave rise to an embedded derivative. The net loss of $35 million was comprised of a $59 million loss on the fixed maturity securities supporting the funds withheld liability to recognize unrealized losses which had been included in AOCI since the inception of the coinsurance agreement, partially offset by a $24 million gain on the associated embedded derivative. Taken together, this net loss was the final recognition of changes in the valuation of the funds held assets and offsets previously recognized net investment gains on the associated embedded derivative. The coinsurance agreement was novated in the fourth quarter of 2022.

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$24	$25	$53
Asset-backed	4	1	12	2
Impairment losses recognized in earnings	$12	$25	$37	$55

There were $5 million and $11 million of losses recognized on mortgage loans during the three and nine months ended September 30, 2023 due to changes in expected credit losses. There were $8 million of losses recognized on mortgage loans during the three and nine months ended September 30, 2022.

The following tables present a summary of fixed maturity securities:

September 30, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$24,757	$196	$2,437	$5	$22,511
States, municipalities and political subdivisions	8,003	183	1,152		7,034
Asset-backed:
Residential mortgage-backed	3,425	4	599		2,830
Commercial mortgage-backed	1,833	4	276	7	1,554
Other asset-backed	3,483	7	366	6	3,118
Total asset-backed	8,741	15	1,241	13	7,502
U.S. Treasury and obligations of government sponsored enterprises	150	1	2		149
Foreign government	713	1	56		658
Fixed maturities available-for-sale	$42,364	$396	$4,888	$18	$37,854
Fixed maturities trading	389				389
Total fixed maturity securities	$42,753	$396	$4,888	$18	$38,243

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$23,137	$301	$2,009		$21,429
States, municipalities and political subdivisions	8,918	338	939		8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447		2,631
Commercial mortgage-backed	1,886	4	255		1,635
Other asset-backed	3,287	2	361	$1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government sponsored enterprises	111	1	2		110
Foreign government	617	1	43		575
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	$41,032	$652	$4,056	$1	$37,627
Fixed maturities trading	70				70
Total fixed maturity securities	$41,102	$652	$4,056	$1	$37,697

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$6,374	$378	$12,794	$2,059	$19,168	$2,437
States, municipalities and political subdivisions	1,593	138	2,902	1,014	4,495	1,152
Asset-backed:
Residential mortgage-backed	680	30	2,094	569	2,774	599
Commercial mortgage-backed	273	9	1,161	267	1,434	276
Other asset-backed	609	40	1,873	326	2,482	366
Total asset-backed	1,562	79	5,128	1,162	6,690	1,241
U.S. Treasury and obligations of government-sponsored enterprises	106	1	21	1	127	2
Foreign government	201	9	436	47	637	56
Total fixed maturity securities	$9,836	$605	$21,281	$4,283	$31,117	$4,888

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total fixed maturity securities	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2023		December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,620	$466	$2,355	$337
AAA	1,893	382	1,559	298
AA	4,458	1,037	4,327	817
A	7,240	913	6,615	749
BBB	13,704	1,881	13,226	1,621
Non-investment grade	1,202	209	1,429	234
Total	$31,117	$4,888	$29,511	$4,056

Based on current facts and circumstances, the unrealized losses presented in the September 30, 2023 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the continued volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of September 30, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $430 million, $394 million and $401 million as of September 30, 2023, December 31, 2022 and September 30, 2022 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended September 30, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2023	$13	$9	$22
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	5		5
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	15		15

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		4	4
Total allowance for credit losses	$5	$13	$18

Three months ended September 30, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2022	$—	$5	$5
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period		(2)	(2)
Total allowance for credit losses	$—	$3	$3

Nine months ended September 30, 2023

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	6	7	13
Available-for-sale securities accounted for as PCD assets	22		22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3		3
Write-offs charged against the allowance	15		15

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	5	6
Total allowance for credit losses	$5	$13	$18

Nine months ended September 30, 2022

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	12		12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(7)	(6)
Total allowance for credit losses	$—	$3	$3

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2023		December 31, 2022
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,137	$1,096	$1,012	$1,001
Due after one year through five years	11,320	10,651	9,880	9,399
Due after five years through ten years	13,044	11,610	13,788	12,453
Due after ten years	16,863	14,497	16,352	14,774
Total	$42,364	$37,854	$41,032	$37,627

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$9	$8	$97	$61	$242	$417
LTV 55% to 65%			5		8		13
LTV greater than 65%		31	11				42
DSCR 1.2x - 1.6x
LTV less than 55%	$28	5		14	29	28	104
LTV 55% to 65%	15	36	36	24		32	143
LTV greater than 65%		65					65
DSCR ≤1.2x
LTV less than 55%	22	34					56
LTV 55% to 65%	10	41			43		94
LTV greater than 65%		27	21		41	7	96
Total	$75	$248	$81	$135	$182	$309	$1,030

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	September 30, 2023			December 31, 2022
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$152	$4
Futures – short	159			$169
Warrants	85	6		117	$6
Interest rate swaps	240	18		240	19
Currency forwards	12		$(1)	12		$(1)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of September 30, 2023, commitments to purchase or fund were approximately $1.6 billion and to sell were approximately $65 million under the terms of these investments.

4. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

September 30, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$159	$22,214	$945	$23,318
States, municipalities and political subdivisions		6,993	41	7,034
Asset-backed		6,605	897	7,502
Fixed maturities available-for-sale	159	35,812	1,883	37,854
Fixed maturities trading	387	2		389
Total fixed maturities	$546	$35,814	$1,883	$38,243

Equity securities	$605	$427	$23	$1,055
Short term and other	3,773	35		3,808
Receivables		18		18
Payable to brokers	(87)			(87)

December 31, 2022

Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions		8,274	43	8,317
Asset-backed		6,405	788	7,193
Fixed maturities available-for-sale	120	35,866	1,641	37,627
Fixed maturities trading	1	69		70
Total fixed maturities	$121	$35,935	$1,641	$37,697

Equity securities	$669	$435	$35	$1,139
Short term and other	4,539	167		4,706
Receivables		19		19
Payable to brokers	(82)			(82)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2023	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$971		$(36)	$29		$(19)			$945		$(36)
States, municipalities and political
subdivisions	43		(2)						41		(2)
Asset-backed	883	$1	(28)	61		(13)		$(7)	897		(28)
Fixed maturities available-for-sale	$1,897	$1	$(66)	$90	$—	$(32)	$—	$(7)	$1,883	$—	$(66)

Equity securities	$26	$(1)			$(2)				$23	$(1)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2022	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$846	$1	$(50)	$9		$(4)			$802		$(51)
States, municipalities and political
subdivisions	46		(4)						42		(4)
Asset-backed	641	7	(38)	116		(14)	$47	$(43)	716		(38)
Fixed maturities available-for-sale	$1,533	$8	$(92)	$125	$—	$(18)	$47	$(43)	$1,560	$—	$(93)

Equity securities	$47	$(7)						$(10)	$30	$(7)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$(27)	$178		$(27)	$11		$945		$(27)
States, municipalities and political
subdivisions	43		(2)						41		(2)
Asset-backed	788	$10	(28)	203		(39)	23	$(60)	897		(28)
Fixed maturities available-for-sale	$1,641	$10	$(57)	$381	$—	$(66)	$34	$(60)	$1,883	$—	$(57)

Equity securities	$35	$(8)			$(4)				$23	$(8)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(1)	$(203)	$127	$(5)	$(63)	$10		$802		$(203)
States, municipalities and political
subdivisions	56		(14)						42		(14)
Asset-backed	556	18	(122)	348	(2)	(54)	66	$(94)	716		(121)
Fixed maturities available-for-sale	$1,549	$17	$(339)	$475	$(7)	$(117)	$76	$(94)	$1,560	$—	$(338)

Equity securities	$29	$(7)		$12	$(3)	$9		$(10)	$30	$(8)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

September 30, 2023	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,359	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2022

Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1%	—	8%	(2%)

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

	Carrying Amount	Estimated Fair Value
September 30, 2023		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$995			$929	$929

Liabilities:
Short term debt	1,260		$786	469	1,255
Long term debt	7,921		6,867	401	7,268

December 31, 2022

Assets:
Other invested assets, primarily mortgage loans	$1,040			$973	$973

Liabilities:
Short term debt	853		$744	111	855
Long term debt	8,160		7,035	586	7,621

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $94 million and $114 million for the three months ended September 30, 2023 and 2022 and $214 million and $171 million for the nine months ended September 30, 2023 and 2022. Catastrophe losses for the three and nine months ended September 30, 2023 were driven primarily by severe weather related events. Catastrophe losses for the three and nine months ended September 30, 2022 were driven primarily by severe weather related events, including $87 million for Hurricane Ian.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Nine Months Ended September 30	2023	2022 (a)
(In millions)

Reserves, beginning of year:
Gross	$22,120	$21,269
Ceded	5,191	4,969
Net reserves, beginning of year	16,929	16,300

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,221	3,830
Increase (decrease) in provision for insured events of prior years	43	(4)
Amortization of discount	33	33
Total net incurred (b)	4,297	3,859

Net payments attributable to:
Current year events	(588)	(482)
Prior year events	(2,953)	(2,700)
Total net payments	(3,541)	(3,182)

Foreign currency translation adjustment and other	(30)	(383)

Net reserves, end of period	17,655	16,594
Ceded reserves, end of period	5,181	5,147
Gross reserves, end of period	$22,836	$21,741

(a)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023, long term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses into Future policy benefits and this change was applied retrospectively as of January 1, 2021. For additional information see Note 1.

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

Favorable net prior year loss reserve development of $7 million and $17 million was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended September 30, 2023 and 2022 and favorable net prior year loss reserve development of $11 million and $66 million was recorded for the nine months ended September 30, 2023 and 2022. Unfavorable net prior year loss reserve development of $20 million was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”) for the three months ended September 30, 2023 and unfavorable net prior year loss reserve development of $55 million and $64 million was recorded for the nine months ended September 30, 2023 and 2022.

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Medical professional liability		$8	$9	$17
Other professional liability and management liability	$17	9	16	22
Surety	(21)	(20)	(28)	(48)
Commercial auto			11	21
General liability			70	41
Workers’ compensation	(2)	(2)	(100)	(86)
Warranty	(2)	(13)	(11)	(22)
Property and other	1	1	22	(11)
Other insurance operations	20		55	64
Total pretax (favorable) unfavorable development	$13	$(17)	$44	$(2)

Three Months

2023

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s cyber and professional errors and omissions (“E&O”) businesses in multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in other insurance operations was primarily driven by higher than expected frequency and severity in legacy mass tort abuse claims in older accident years.

2022

Favorable development in surety was primarily due to lower than expected loss emergence in multiple accident years and lack of systemic activity in recent accident years.

Nine Months

2023

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s cyber and professional E&O businesses in multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity in CNA’s construction and middle market businesses across multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in property and other was due to higher than expected large loss emergence in CNA’s professional liability business in accident year 2017.

Unfavorable development in other insurance operations was primarily driven by higher than expected frequency and severity in legacy mass tort abuse claims in older accident years.

2022

Unfavorable development in medical professional liability was due to higher than expected large loss activity in recent accident years.

Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in CNA’s cyber and professional E&O businesses in multiple accident years.

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

Favorable development in warranty was due to lower than expected loss emergence in a recent accident year.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $15 million and $17 million for the three months ended September 30, 2023 and 2022 and $38 million and $40 million for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the cumulative amounts ceded under the LPT were $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $388 million and $425 million as of September 30, 2023 and December 31, 2022 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.3 billion as of September 30, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The cash flow assumption updates for the third quarter of 2023 resulted in an $8 million pretax increase in the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable, driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions. Adjusted to reflect the application of ASU 2018-12, the cash flow assumption updates for the third quarter of 2022 resulted in a $186 million pretax increase to the LFPB, primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions.

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

The following table summarizes balances and changes in the LFPB.

	2023	2022
(In millions)

Present value of future net premiums
Balance, January 1	$3,993	$4,735
Effect of changes in discount rate	(74)	(880)
Balance, January 1, at original locked in discount rate	3,919	3,855
Effect of changes in cash flow assumptions (a)	28	352
Effect of actual variances from expected experience (a)	(112)	(40)
Adjusted balance, January 1	3,835	4,167
Interest accrual	153	161
Net premiums: earned during period	(332)	(341)
Balance, end of period at original locked in discount rate	3,656	3,987
Effect of changes in discount rate	(67)	40
Balance, September 30	$3,589	$4,027

Present value of future benefits & expenses
Balance, January 1	$17,472	$22,745
Effect of changes in discount rate	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,347	16,803
Effect of changes in cash flow assumptions (a)	36	538
Effect of actual variances from expected experience (a)	(45)	(21)
Adjusted balance, January 1	17,338	17,320
Interest accrual	723	730
Benefit & expense payments	(945)	(708)
Balance, end of period at original locked in discount rate	17,116	17,342
Effect of changes in discount rate	(873)	(134)
Balance, September 30	$16,243	$17,208

Net LFPB, September 30	$12,654	$13,181

(a)
As of September 30, 2023 and 2022, the re-measurement loss of $(75) million and $(205) million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the long term care business recognized on the Condensed Consolidated Statement of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Earned premiums	$112	$118	$340	$356
Interest expense	191	192	570	569

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	September 30,
	2023	2022
(In millions)

Expected future benefit and expense payments	$33,217	$34,496
Expected future gross premiums	5,557	6,034

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.7 billion and $4.1 billion as of September 30, 2023 and 2022.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 12 years as of September 30, 2023 and 2022.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	September 30,		December 31,
	2023	2022	2022

Original locked in discount rate	5.24%	5.28%	5.27%
Upper-medium grade fixed income instrument discount rate	5.78	5.39	5.23

For the three and nine months ended September 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% for certain cohorts were $109 million and $152 million. For each of the three and nine months ended September 30, 2022, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% for certain cohorts were $154 million.

For the three and nine months ended September 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $26 million and $37 million. For the three and nine months ended September 30, 2022, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was less than $1 million and $1 million.

7. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and nine months ended September 30, 2022 and 2023:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2022, as reported	$(7)	$(1,721)	$—	$18	$(625)	$(175)	$(2,510)
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $(108), $228, $0, $0 and $0		365	(768)				(403)
Balance, July 1, 2022, as adjusted	(7)	(1,356)	(768)	18	(625)	(175)	(2,913)
Other comprehensive income (loss) before reclassifications, after tax of $1, $487, $(265), $0, $0, and $0		(1,837)	994	6		(106)	(943)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(11), $0, $(1), $(2) and $0	(2)	102		(2)	6		104
Other comprehensive income (loss)	(2)	(1,735)	994	4	6	(106)	(839)
Amounts attributable to noncontrolling interests	(1)	169	(104)		(1)	10	73
Balance, September 30, 2022	$(10)	$(2,922)	$122	$22	$(620)	$(271)	$(3,679)

Balance, July 1, 2023	$(16)	$(2,238)	$(163)	$20	$(609)	$(154)	$(3,160)
Other comprehensive income (loss) before reclassifications, after tax of $3, $295, $(217), $(2), $0 and $0	(9)	(1,105)	818	(1)		(55)	(352)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(6), $0, $0, $(11) and $0	8	21			40		69
Other comprehensive income (loss)	(1)	(1,084)	818	(1)	40	(55)	(283)
Amounts attributable to noncontrolling interests	1	95	(69)		(1)	5	31
Purchase of CNA shares		(46)	(1)		(10)	(4)	(61)
Balance, September 30, 2023	$(16)	$(3,273)	$585	$19	$(580)	$(208)	$(3,473)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2022, as reported	$(2)	$930	$—	$(6)	$(636)	$(100)	$186
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $(617), $1,063, $0, $0 and $0		2,079	(3,585)				(1,506)
Balance, January 1, 2022, as adjusted	(2)	3,009	(3,585)	(6)	(636)	(100)	(1,320)
Other comprehensive income (loss) before reclassifications, after tax of $1, $1,779, $(1,100), $3, $0 and $0	(5)	(6,721)	4,136	27		(189)	(2,752)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(15), $0, $0, $(5) and $0	(3)	117		1	18		133
Other comprehensive income (loss)	(8)	(6,604)	4,136	28	18	(189)	(2,619)
Amounts attributable to noncontrolling interests		673	(429)		(2)	18	260
Balance, September 30, 2022	$(10)	$(2,922)	$122	$22	$(620)	$(271)	$(3,679)

Balance, January 1, 2023, as reported	$(7)	$(2,469)	$—	$14	$(622)	$(200)	$(3,284)
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $0, $11, $0, $0 and $0			(36)				(36)
Balance, January 1, 2023, as adjusted	(7)	(2,469)	(36)	14	(622)	(200)	(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $7, $235, $(180), $(1), $0 and $0	(25)	(880)	678	5		(4)	(226)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(4), $(14), $0, $0, $(15) and $0	15	53			55		123
Other comprehensive income (loss)	(10)	(827)	678	5	55	(4)	(103)
Amounts attributable to noncontrolling interests	1	69	(56)		(3)		11
Purchase of CNA shares		(46)	(1)		(10)	(4)	(61)
Balance, September 30, 2023	$(16)	$(3,273)	$585	$19	$(580)	$(208)	$(3,473)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 11.9 million and 10.5 million shares of its common stock at aggregate costs of $711 million and $614 million during the nine months ended September 30, 2023 and 2022. Loews Corporation purchased 4.5 million shares of CNA’s common stock at an aggregate cost of $178 million during the nine months ended September 30, 2023.

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

In May of 2023, CNA completed a public offering of $400 million aggregate principal amount of its 5.5% senior notes due June 15, 2033 and in August of 2023, CNA completed a public offering of an additional $100 million aggregate principal amount of its 5.5% senior notes due June 15, 2033.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Non-insurance warranty – CNA Financial	$407	$399	$1,221	$1,173

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$347	$329	$1,083	$1,013
Lodging and related services – Loews Hotels & Co	190	171	577	507
Total revenues from contracts with customers	537	500	1,660	1,520
Other revenues	22	33	68	87
Operating revenues and other	$559	$533	$1,728	$1,607

Receivables from contracts with customers – As of September 30, 2023 and December 31, 2022, receivables from contracts with customers were approximately $194 million and $168 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of September 30, 2023 and December 31, 2022, deferred revenue resulting from contracts with customers was approximately $4.8 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $905 million and $1.0 billion of revenues recognized during the nine months ended September 30, 2023 and 2022 were included in deferred revenue as of December 31, 2022 and 2021.

Performance obligations – As of September 30, 2023, approximately $14.0 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and other hydrocarbons (“NGLs”) at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $0.8 billion will be recognized during the remaining three months of 2023, $2.6 billion in 2024 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

10. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Service cost	$1	$1	$2	$2
Interest cost	28	20	84	57
Expected return on plan assets	(32)	(41)	(96)	(124)
Amortization of unrecognized net loss	9	8	27	24
Settlements	47		48	2
Regulatory asset decrease		(1)		1
Net periodic (benefit) cost	$53	$(13)	$65	$(38)

During the third quarter of 2023, the Company terminated a non-contributory defined benefit plan through lump sum settlement payments to certain participants and the transfer of the remaining liability to a third party insurance company through the purchase of group annuity contracts. The Company recorded a settlement expense of $47 million ($37 million after-tax) to recognize unrealized losses which were previously included in AOCI.

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)		(2)	(1)
Amortization of unrecognized net loss	1		1
Net periodic benefit	$—	$—	$—	$—

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

12. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2023, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

Statements of Operations by segment are presented in the following tables.

Three Months Ended September 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,406				$2,406
Net investment income	553	$6	$2	$31	592
Investment losses	(38)				(38)
Non-insurance warranty revenue	407				407
Operating revenues and other	8	357	194		559
Total	3,336	363	196	31	3,926

Expenses:

Insurance claims and policyholders’ benefits	1,826				1,826
Amortization of deferred acquisition costs	426				426
Non-insurance warranty expense	386				386
Operating expenses and other	338	258	195	69	860
Equity method (income) loss			(26)	4	(22)
Interest	34	39	3	18	94
Total	3,010	297	172	91	3,570
Income (loss) before income tax	326	66	24	(60)	356
Income tax (expense) benefit	(68)	(17)	(7)	12	(80)
Net income (loss)	258	49	17	(48)	276
Amounts attributable to noncontrolling interests	(23)				(23)
Net income (loss) attributable to Loews Corporation	$235	$49	$17	$(48)	$253

Three Months Ended September 30, 2022	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total (a)
(In millions)

Revenues:

Insurance premiums	$2,221				$2,221
Net investment income (loss)	422	$1		$(19)	404
Investment losses	(96)				(96)
Non-insurance warranty revenue	399				399
Operating revenues and other	11	338	$180	4	533
Total	2,957	339	180	(15)	3,461

Expenses:

Insurance claims and policyholders’ benefits	1,880				1,880
Amortization of deferred acquisition costs	383				383
Non-insurance warranty expense	371				371
Operating expenses and other	346	250	183	16	795
Equity method (income) loss			(36)	1	(35)
Interest	28	42	(1)	23	92
Total	3,008	292	146	40	3,486
Income (loss) before income tax	(51)	47	34	(55)	(25)
Income tax (expense) benefit	9	(13)	(9)	11	(2)
Net income (loss)	(42)	34	25	(44)	(27)
Amounts attributable to noncontrolling interests	5				5
Net income (loss) attributable to Loews Corporation	$(37)	$34	$25	$(44)	$(22)

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new standard. For additional information see Note 1.

Nine Months Ended September 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$7,001				$7,001
Net investment income	1,653	$11	$4	$84	1,752
Investment gains (losses)	(105)		46		(59)
Non-insurance warranty revenue	1,221				1,221
Operating revenues and other	22	1,114	592		1,728
Total	9,792	1,125	642	84	11,643

Expenses:

Insurance claims and policyholders’ benefits	5,258				5,258
Amortization of deferred acquisition costs	1,208				1,208
Non-insurance warranty expense	1,154				1,154
Operating expenses and other	1,021	751	572	105	2,449
Equity method (income) loss			(98)	9	(89)
Interest	93	117	9	61	280
Total	8,734	868	483	175	10,260
Income (loss) before income tax	1,058	257	159	(91)	1,383
Income tax (expense) benefit	(220)	(66)	(44)	15	(315)
Net income (loss)	838	191	115	(76)	1,068
Amounts attributable to noncontrolling interests	(80)				(80)
Net income (loss) attributable to Loews Corporation	$758	$191	$115	$(76)	$988

Nine Months Ended September 30, 2022	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total (a)
(In millions)

Revenues:

Insurance premiums	$6,435				$6,435
Net investment income (loss)	1,302	$1	$(1)	$(100)	1,202
Investment losses	(166)				(166)
Non-insurance warranty revenue	1,173				1,173
Operating revenues and other	24	1,044	533	6	1,607
Total	8,768	1,045	532	(94)	10,251

Expenses:

Insurance claims and policyholders’ benefits	4,959				4,959
Amortization of deferred acquisition costs	1,101				1,101
Non-insurance warranty expense	1,092				1,092
Operating expenses and other	1,001	698	520	58	2,277
Equity method (income) loss			(115)	4	(111)
Interest	84	126	7	67	284
Total	8,237	824	412	129	9,602
Income (loss) before income tax	531	221	120	(223)	649
Income tax (expense) benefit	(88)	(57)	(36)	44	(137)
Net income (loss)	443	164	84	(179)	512
Amounts attributable to noncontrolling interests	(45)				(45)
Net income (loss) attributable to Loews Corporation	$398	$164	$84	$(179)	$467

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new standard. For additional information see Note 1.

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

Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its subsidiaries, the terms “Parent Company,” “we,” “our,” “us” or like terms mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions, except per share data)

CNA Financial (a)	$235	$(37)	$758	$398
Boardwalk Pipelines	49	34	191	164
Loews Hotels & Co	17	25	115	84
Corporate	(48)	(44)	(76)	(179)
Net income (loss) attributable to Loews Corporation	$253	$(22)	$988	$467

Basic net income (loss) per share	$1.12	$(0.09)	$4.32	$1.91

Diluted net income (loss) per share (a)	$1.12	$(0.09)	$4.31	$1.90

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

Net income attributable to Loews Corporation for the three months ended September 30, 2023 was $253 million, or $1.12 per share, compared to net loss of $22 million, or $0.09 per share in the comparable 2022 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2023 was $988 million, or $4.31 per share, compared to $467 million, or $1.90 per share in the comparable 2022 period. Corporate includes a $37 million after-tax charge for the termination of a non-contributory defined benefit pension plan for the three and nine months ended September 30, 2023. Loews Hotels & Co includes a $36 million after-tax gain related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property for the nine months ended September 30, 2023.

The increase in net income attributable to Loews Corporation in the third quarter of 2023 as compared to the comparable 2022 period was driven by improved results at CNA due to higher net investment income, lower investment losses, higher underlying underwriting income, and a significantly lower unfavorable impact from long-term care annual reserve reviews performed in the third quarter of each year. Additionally the parent company posted higher investment returns on equity securities and short-term investments.

Results drivers for the nine months ended September 30, 2023 as compared to the comparable 2022 period are consistent with the three-month period discussed above.

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2023 and 2022 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022 (a)	2023	2022 (a)
(In millions)

Revenues:
Insurance premiums	$2,406	$2,221	$7,001	$6,435
Net investment income	553	422	1,653	1,302
Investment losses	(38)	(96)	(105)	(166)
Non-insurance warranty revenue	407	399	1,221	1,173
Other revenues	8	11	22	24
Total	3,336	2,957	9,792	8,768
Expenses:
Insurance claims and policyholders’ benefits	1,826	1,880	5,258	4,959
Amortization of deferred acquisition costs	426	383	1,208	1,101
Non-insurance warranty expense	386	371	1,154	1,092
Other operating expenses	338	346	1,021	1,001
Interest	34	28	93	84
Total	3,010	3,008	8,734	8,237
Income (loss) before income tax	326	(51)	1,058	531
Income tax (expense) benefit	(68)	9	(220)	(88)
Net income (loss)	258	(42)	838	443
Amounts attributable to noncontrolling interests	(23)	5	(80)	(45)
Net income (loss) attributable to Loews Corporation	$235	$(37)	$758	$398

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

Three Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation increased $272 million for the three months ended September 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income from limited partnership and common stock returns and fixed income securities, lower investment losses driven by a decrease in net losses on fixed maturity securities, improved underlying underwriting income and lower catastrophe losses. Catastrophe losses were $94 million ($67 million after tax and noncontrolling interests) for the three months ended September 30, 2023 as compared with $114 million ($80 million after tax and noncontrolling interests) in the comparable 2022 period. Net income for the three months ended September 30, 2022 also included a $186 million ($131 million after tax and noncontrolling interests) increase to long term care reserves primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions. These increases to net income were partially offset by unfavorable net prior year loss reserve development for the three months ended September 30, 2023 as compared with favorable net prior year loss reserve development for the comparable 2022 period.

Nine Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation increased $360 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income from limited partnership and common stock returns and fixed income securities and lower investment losses driven by the favorable relative change in fair value of non-redeemable preferred stock and improved underlying underwriting income. Net income for the nine months ended September 30, 2022 also included a $186 million ($131 million after tax and noncontrolling interests) increase to long term care reserves primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions. These increases to net income were partially offset by higher catastrophe losses and unfavorable net prior year loss reserve development for the nine months ended September 30, 2023 as compared with favorable net prior year loss reserve development for the comparable 2022 period. Catastrophe losses were $214 million ($152 million after tax and noncontrolling interests) for the nine months ended September 30, 2023 as compared with $171 million ($121 million after tax and noncontrolling interests) in the comparable 2022 period.

Results for the three and nine months ended September 30, 2023 were impacted by unfavorable net pension costs related to CNA’s legacy United States of America (“U.S.”) pension plan, primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost has resulted in an unfavorable impact on the expense ratio for the three and nine months ended September 30, 2023.

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

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,775	$1,343	$306	$3,424
Gross written premiums excluding third-party captives	949	1,340	306	2,595
Net written premiums	825	1,071	282	2,178
Net earned premiums	829	1,170	296	2,295
Underwriting gain	83	13	35	131
Net investment income	136	156	26	318
Core income	178	133	40	351

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	57.9%	60.0%
Effect of catastrophe impacts		7.4	2.3	4.1
Effect of development-related items	(0.6)			(0.2)
Loss ratio	58.0%	68.9%	60.2%	63.9%
Expense ratio	31.8	29.5	28.1	30.1
Dividend ratio	0.3	0.5		0.3
Combined ratio	90.1%	98.9%	88.3%	94.3%
Combined ratio excluding catastrophes and development	90.7%	91.5%	86.0%	90.4%

Rate	1%	8%	2%	5%
Renewal premium change	2	9	7	6
Retention	87	83	84	84
New business	$121	$292	$62	$475

Three Months Ended September 30, 2022

Gross written premiums	$1,890	$1,187	$288	$3,365
Gross written premiums excluding third-party captives	958	1,184	288	2,430
Net written premiums	840	962	258	2,060
Net earned premiums	810	1,023	270	2,103
Underwriting gain (loss)	92	(23)	15	84
Net investment income	102	112	16	230
Core income	161	80	19	260

Other performance metrics:
Loss ratio excluding catastrophes and development	58.4%	61.5%	58.6%	59.9%
Effect of catastrophe impacts	0.2	10.0	4.1	5.5
Effect of development-related items	(1.9)			(0.8)
Loss ratio	56.7%	71.5%	62.7%	64.6%
Expense ratio	31.7	29.9	31.7	30.8
Dividend ratio	0.3	0.5		0.4
Combined ratio	88.7%	101.9%	94.4%	95.8%
Combined ratio excluding catastrophes and development	90.4%	91.9%	90.3%	91.1%

Rate	5%	4%	6%	5%
Renewal premium change	6	7	15	8
Retention	88	86	83	86
New business	$130	$246	$79	$455

Nine Months Ended September 30, 2023	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$5,324	$4,504	$1,125	$10,953
Gross written premiums excluding third-party captives	2,796	4,384	1,125	8,305
Net written premiums	2,438	3,588	912	6,938
Net earned premiums	2,438	3,336	888	6,662
Underwriting gain	237	96	66	399
Net investment income	407	470	74	951
Core income	526	443	102	1,071

Other performance metrics:
Loss ratio excluding catastrophes and development	58.5%	61.5%	57.8%	59.9%
Effect of catastrophe impacts		5.7	2.7	3.2
Effect of development-related items	(0.3)	(0.2)	1.7
Loss ratio	58.2%	67.0%	62.2%	63.1%
Expense ratio	31.9	29.6	30.3	30.6
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.3%	97.1%	92.5%	94.0%
Combined ratio excluding catastrophes and development	90.6%	91.6%	88.1%	90.8%

Rate	1%	8%	4%	5%
Renewal premium change	2	10	7	7
Retention	88	85	83	85
New business	$349	$945	$239	$1,533

Nine Months Ended September 30, 2022

Gross written premiums	$5,640	$3,824	$1,033	$10,497
Gross written premiums excluding third-party captives	2,816	3,711	1,033	7,560
Net written premiums	2,443	3,097	839	6,379
Net earned premiums	2,376	2,901	803	6,080
Underwriting gain	273	94	58	425
Net investment income	305	343	44	692
Core income	485	350	63	898

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	58.6%	60.0%
Effect of catastrophe impacts	0.1	5.0	2.7	2.8
Effect of development-related items	(1.4)	(0.5)	(0.6)	(0.9)
Loss ratio	57.3%	66.0%	60.7%	61.9%
Expense ratio	31.0	30.1	32.1	30.8
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.5%	96.6%	92.8%	93.0%
Combined ratio excluding catastrophes and development	89.8%	92.1%	90.7%	91.1%

Rate	7%	5%	7%	6%
Renewal premium change	8	8	11	8
Retention	86	86	79	85
New business	$407	$754	$245	$1,406

Three Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Gross written premiums, excluding third-party captives, for Specialty decreased $9 million for the three months ended September 30, 2023 as compared with the comparable 2022 period driven by lower new business and rate. Net written premiums for Specialty decreased $15 million for the three months ended September 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended September 30, 2023 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $156 million for the three months ended September 30, 2023 as compared with the comparable 2022 period driven by rate and higher new business. Net written premiums for Commercial increased $109 million for the three months ended September 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended September 30, 2023 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $18 million, or $12 million excluding the effect of foreign currency exchange rates, for the three months ended September 30, 2023 as compared with the comparable 2022 period driven by favorable renewal premium change and retention. Net written premiums for International increased $24 million, or $17 million excluding the effect of foreign currency exchange rates, for the three months ended September 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the three months ended September 30, 2023 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations increased $91 million for the three months ended September 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income, improved underlying underwriting income and lower catastrophe losses partially offset by lower favorable net prior year loss reserve development.

Total catastrophe losses for Property & Casualty Operations were $94 million for the three months ended September 30, 2023 as compared with $114 million for the comparable 2022 period. For the three months ended September 30, 2023 and 2022, Specialty had no catastrophe losses and catastrophe losses of $1 million, Commercial had catastrophe losses of $87 million and $103 million and International had catastrophe losses of $7 million and $10 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $7 million and $17 million was recorded for the three months ended September 30, 2023 and 2022. For the three months ended September 30, 2023 and 2022, Specialty recorded favorable net prior year loss reserve development of $5 million and $15 million, Commercial recorded favorable net prior year loss reserve development of $2 million for each period and International recorded no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 1.4 points for the three months ended September 30, 2023 as compared with the comparable 2022 period largely due to a 1.3 point increase in the loss ratio. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development.

Commercial’s combined ratio improved 3.0 points for the three months ended September 30, 2023 as compared with the comparable 2022 period due to a 2.6 point improvement in the loss ratio and a 0.4 point improvement in the expense ratio. The improvement in the loss ratio was due to lower catastrophe losses, which were 7.4 points of the loss ratio for the three months ended September 30, 2023, as compared with 10.0 points of the loss ratio in the comparable 2022 period. The improvement in the expense ratio was driven by higher net earned premiums, partially offset by higher employee related and acquisition costs.

International’s combined ratio improved 6.1 points for the three months ended September 30, 2023 as compared with the comparable 2022 period due to a 3.6 point improvement in the expense ratio and a 2.5 point improvement in the loss ratio. The improvement in the expense ratio was driven by a 4.7 point favorable reinsurance acquisition related catch-up adjustment and higher net earned premiums partially offset by higher employee related costs. The improvement in the loss ratio was driven by lower catastrophe losses, which were 2.3 points of the loss ratio for the three months ended September 30, 2023, as compared with 4.1 points of the loss ratio in the comparable 2022 period.

Nine Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Gross written premiums, excluding third-party captives, for Specialty decreased $20 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period driven by lower new business and rate. Net written premiums for Specialty decreased $5 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the nine months ended September 30, 2023 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $680 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period driven by rate and higher new business. Net written premiums for Commercial increased $491 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the nine months ended September 30, 2023 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $92 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $111 million driven by favorable renewal premium change and retention. Net written premiums for International increased $73 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $83 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period. The increase in net earned premiums for the nine months ended September 30, 2023 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations increased $173 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period primarily due to higher net investment income and improved underlying underwriting income, partially offset by lower favorable net prior year loss reserve development and higher catastrophe losses.

Total catastrophe losses for Property & Casualty Operations were $214 million for the nine months ended September 30, 2023 as compared with $171 million for the comparable 2022 period. For the nine months ended September 30, 2023 and 2022, Specialty had no catastrophe losses and catastrophe losses of $2 million, Commercial had catastrophe losses of $190 million and $148 million and International had catastrophe losses of $24 million and $21 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $11 million and $66 million was recorded for the nine months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, Specialty recorded favorable net prior year loss reserve development of $9 million and $35 million, Commercial recorded favorable net prior year loss reserve development of $17 million and $26 million and International recorded unfavorable net prior year loss reserve development of $15 million and favorable net prior year loss reserve development of $5 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 1.8 points for the nine months ended September 30, 2023 as compared with the comparable 2022 period due to a 0.9 point increase in the expense ratio and a 0.9 point increase in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related costs. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development.

Commercial’s combined ratio increased 0.5 points for the nine months ended September 30, 2023 as compared with the comparable 2022 period due to a 1.0 point increase in the loss ratio, partially offset by a 0.5 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses, which were 5.7 points of the loss ratio for the nine months ended September 30, 2023, as compared with 5.0 points of the loss ratio in the comparable 2022 period, and lower favorable net prior year loss reserve development. The improvement in the expense ratio was driven by higher net earned premiums, partially offset by higher employee related costs.

International’s combined ratio improved 0.3 points for the nine months ended September 30, 2023 as compared with the comparable 2022 period due to a 1.8 point improvement in the expense ratio, partially offset by a 1.5 point increase in the loss ratio. The improvement in the expense ratio was driven by a 1.3 point favorable reinsurance acquisition related catch-up adjustment and higher net earned premiums partially offset by higher employee related costs. The increase in the loss ratio was driven by unfavorable net prior period loss reserve development of $15 million recorded for the nine months ended September 30, 2023 as compared with favorable net prior year loss reserve development of $5 million recorded in the comparable 2022 period. Catastrophe losses were 2.7 points of the loss ratio for each of the nine months ended September 30, 2023 and 2022.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Net earned premiums	$112	$118	$340	$356
Net investment income	235	192	702	610
Core loss (a)	(62)	(217)	(149)	(327)

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the three and nine months ended September 30, 2022 was adjusted by $(170) million and $(203) million as a result of adopting the standard. For additional information see Notes 1 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Three Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Core results for Other Insurance Operations improved $155 million for the three months ended September 30, 2023 as compared with the comparable 2022 period. Both periods are inclusive of cash flow assumption updates as a result of the annual long-term care reserve reviews completed in the third quarter of each year. Results for the prior year quarter have been adjusted to reflect the application of ASU 2018-12 and include an unfavorable impact from cash flow assumption updates in 2022.

The cash flow assumption updates for the three months ended September 30, 2023 resulted in an $8 million pretax increase in long term care reserves. Adjusted to reflect the application of ASU 2018-12, the cash flow assumption updates for the three months ended September 30, 2022 resulted in a $186 million pretax increase to long term care reserves, primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions.

The annual structured settlement reserve review resulted in a pretax reduction in claim reserves of $6 million and $5 million for the three months ended September 30, 2023 and 2022.

Core results for the three months ended September 30, 2023 also included higher net investment income as compared with the comparable 2022 period, partially offset by a $16 million charge for the three months ended September 30, 2023 related to unfavorable net prior year loss reserve development largely associated with legacy mass tort claims as compared with no charge for the comparable 2022 period. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Nine Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Core results for Other Insurance Operations improved $178 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period primarily due to the annual reserve reviews performed in the third quarter of each year partially offset by long term care policy buyouts. Policy buyouts generally result in an unfavorable impact on core results, as the cash payments are linked to higher statutory reserve levels. CNA expects to continue offering policy buyouts for the remainder of 2023 and into future years.

Core results for the nine months ended September 30, 2023 also included higher net investment income and lower unfavorable net period year loss reserve development associated with legacy mass tort claims as compared with the comparable 2022 period. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Impact of Office Consolidation on Fourth Quarter 2023 Results

In the fourth quarter of 2023, CNA committed to consolidate some of its offices, which include its principal executive offices. As a result of the consolidation, a pretax charge of approximately $24 million is anticipated to be recorded in the fourth quarter of 2023 in Other Insurance Operations.

Future Policy Benefit Reserves

Annually in the third quarter, an actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the liability for future policyholder benefits (“LFPB”). Further information on the reserving process is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its LFPB reserve assumptions. CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

September 30, 2023	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$275
5% increase in morbidity	600
Persistency:
5% decrease in active life mortality and lapse	$150
10% decrease in active life mortality and lapse	300
Premium rate actions:
25% decrease in anticipated future premium rate increases	$25
50% decrease in anticipated future premium rate increases	50

The following table summarizes policyholder reserves for CNA’s long term care operations:

September 30, 2023	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care		$12,654	$12,654
Structured settlement annuities and other	$552		552
Total	552	12,654	13,206
Ceded reserves	97		97
Total gross reserves	$649	$12,654	$13,303

December 31, 2022	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care (a)(b)		$13,480	$13,480
Structured settlement annuities and other	$594		594
Total	594	13,480	14,074
Ceded reserves	101		101
Total gross reserves	$695	$13,480	$14,175

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

(b)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023 the long term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

As part of the annual reserve reviews, statutory long term care reserve adequacy is evaluated by premium deficiency testing, by comparing carried statutory reserves with best-estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2023, statutory long term care margin increased to $1.3 billion, primarily driven by a more favorable interest rate environment resulting in a higher yielding investment portfolio.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to Core Income

The following table reconciles net income attributable to Loews Corporation to core income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Net income (loss) attributable to Loews Corporation (a)	$235	$(37)	$758	$398
Investment losses	31	84	84	127
Consolidation adjustments including noncontrolling interests (a)	23	(4)	80	46
Total core income	$289	$43	$922	$571

Core income (loss):
Property & Casualty Operations	$351	$260	1,071	$898
Other Insurance Operations (a)	(62)	(217)	(149)	(327)
Total core income	$289	$43	$922	$571

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the three and nine months ended September 30, 2022 was adjusted by $(170) million and $(203) million as a result of adopting the standard. For additional information see Notes 1 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2023 and 2022, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Revenues:
Operating revenues and other	$357	$339	$1,114	$1,045
Interest income	6		11
Total	363	339	1,125	1,045
Expenses:
Operating and other:
Operating costs and expenses	155	147	445	401
Depreciation and amortization	103	103	306	297
Interest	39	42	117	126
Total	297	292	868	824
Income before income tax	66	47	257	221
Income tax expense	(17)	(13)	(66)	(57)
Net income attributable to Loews Corporation	$49	$34	$191	$164
EBITDA	$202	$192	$669	$644

Three Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation and EBITDA increased $15 million and $10 million for the three months ended September 30, 2023 as compared with the comparable 2022 period.

Total revenues increased $24 million for the three months ended September 30, 2023 as compared with the comparable 2022 period, due to higher operating revenues. Including fuel and transportation expenses, operating revenues increased $16 million, primarily driven by an increase in transportation revenues of $14 million due to re-contracting at higher rates, higher natural gas liquids and other hydrocarbons (referred to together as “NGLs”) transportation revenues and recently completed growth projects, as well as a $7 million increase in storage, parking and lending revenues due to favorable market conditions.

Operating costs and expenses increased $8 million for the three months ended September 30, 2023 as compared with the comparable 2022 period. Excluding expenses offset with operating revenues, operating costs and expenses increased $6 million, primarily due to increased costs from maintenance projects associated with the requirements of the Mega Rule and higher employee-related and outside services costs.

Interest expenses decreased $3 million for the three months ended September 30, 2023 as compared with the comparable 2022 period, primarily due to lower average outstanding long-term debt.

Nine Months Ended September 30, 2023 Compared to the Comparable 2022 Period

Net income attributable to Loews Corporation and EBITDA increased $27 million and $25 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period.

Total revenues increased $80 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period. This increase was primarily due to operating revenues, which increased $69 million, primarily driven by an increase in transportation revenues of $60 million primarily due to re-contracting at higher rates and recently completed growth projects as well as a $20 million increase in storage, parking and lending revenues due to favorable market conditions, partially offset by lower product sales of $9 million. In addition, interest income increased $11 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period.

Operating costs and expenses increased $44 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period, due to higher costs from increased maintenance projects associated with the requirements of the Mega Rule and higher employee-related, materials and supplies and outside services costs.

Depreciation and amortization expenses increased $9 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period due to an increased asset base from recently completed growth projects and a change in the estimated life of certain assets.

Interest expenses decreased $9 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period, primarily due to lower average outstanding long-term debt.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Net income attributable to Loews Corporation	$49	$34	$191	$164
Interest, net	33	42	106	126
Income tax expense	17	13	66	57
Depreciation and amortization	103	103	306	297
EBITDA	$202	$192	$669	$644

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2023 and 2022, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Revenues:
Operating revenue	$160	$149	$497	$440
Gain on acquisition of a joint venture			46
Revenues related to reimbursable expenses	36	31	99	92
Total	196	180	642	532
Expenses:
Operating and other:
Operating	141	128	413	359
Asset impairments		8	9	22
Reimbursable expenses	36	31	99	92
Depreciation and amortization expense	18	16	51	47
Equity income from joint ventures	(26)	(36)	(98)	(115)
Interest	3	(1)	9	7
Total	172	146	483	412
Income before income tax	24	34	159	120
Income tax expense	(7)	(9)	(44)	(36)
Net income attributable to Loews Corporation	$17	$25	$115	$84

Net income attributable to Loews Corporation decreased $8 million and increased $31 million for the three and nine months ended September 30, 2023 as compared with the comparable 2022 periods primarily due to the reasons discussed below.

Operating revenues improved by $11 million and $57 million and operating expenses increased by $13 million and $54 million for the three and nine months ended September 30, 2023 as compared with the comparable 2022 periods. The increase in operating revenues was driven by consolidating the results of a property previously accounted for under the equity method and a higher overall occupancy level at owned hotels. The increase in operating expenses was largely due to consolidating the results of a property previously accounted for under the equity method in addition to increased staffing costs and higher property taxes.

The nine months ended September 30, 2023 includes a gain of $46 million ($36 million after tax) related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

Equity income from joint ventures decreased $10 million and $17 million for the three and nine months ended September 30, 2023 as compared with the comparable 2022 periods. The overall occupancy level at joint venture properties was lower in 2023 compared to the comparable prior year periods. Average daily rates increased nominally for the nine months ended September 30, 2023, but declined for the three months ended September 30, 2023, compared to the comparable prior year periods. Expenses at joint venture properties have increased in 2023 compared to 2022, largely due to increased staffing costs, as well as higher property insurance, property taxes and interest costs.

The nine months ended September 30, 2023 includes impairment charges of $9 million and the three and nine months ended September 30, 2022 include impairment charges of $8 million and $22 million to reduce the carrying value of assets to their estimated fair value.

Interest expense increased $4 million and $2 million for the three and nine months ended September 30, 2023 as compared with the comparable 2022 periods due primarily to consolidating the results of a property in the three and nine months ended September 30, 2023 that was previously accounted for under the equity method, and lower favorable impact of interest rate caps, offset by the increase in capitalized interest on projects under development.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2023 and 2022 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Revenues:
Net investment income (loss)	$31	$(19)	$84	$(100)
Operating revenues and other		4		6
Total	31	(15)	84	(94)
Expenses:
Operating and other	69	16	105	58
Equity method loss	4	1	9	4
Interest	18	23	61	67
Total	91	40	175	129
Loss before income tax	(60)	(55)	(91)	(223)
Income tax benefit	12	11	15	44
Net loss attributable to Loews Corporation	$(48)	$(44)	$(76)	$(179)

Net investment income for the Parent Company was $31 million and $84 million for the three and nine months ended September 30, 2023 as compared with net investment losses of $19 million and $100 million in the comparable 2022 periods, primarily due to the favorable change in the fair value of equity based investments and improved results from short term investments and fixed maturity securities in the trading portfolio.

Operating and other expenses increased by $53 million and $47 million for the three and nine months ended September 30, 2023 as compared with the comparable 2022 periods. These increases were primarily due to a settlement expense of $47 million in the third quarter of 2023 to recognize unrealized losses, which were included in AOCI, due to the termination of a non-contributory defined benefit plan. For additional information see Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Interest expenses decreased by $5 million and $6 million for the three and nine months ended September 30, 2023 as compared with the comparable 2022 periods due to the retirement of the Parent Company’s $500 million aggregate principal amount of its 2.6% senior notes in May of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $2.3 billion at September 30, 2023 as compared to $3.2 billion at December 31, 2022. During the nine months ended September 30, 2023, we received $602 million in cash dividends from CNA, including a special cash dividend of $293 million. Cash outflows during the nine months ended September 30, 2023 included the payment of $709 million to fund treasury stock purchases, $500 million to retire at maturity the outstanding aggregate principal amount of our 2.6% senior notes, $43 million of cash dividends to our shareholders, $178 million to purchase common shares of CNA and equity contributions of $38 million to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the nine months ended September 30, 2023, we purchased 11.9 million shares of Loews Corporation common stock and 4.5 million shares of CNA’s common stock. As of October 27, 2023, there were 223,250,642 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or purchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $1.8 billion for the nine months ended September 30, 2023 as compared with $2.0 billion for the comparable 2022 period. The decrease in cash provided by operating activities was driven by higher net claim payments, which includes long term care policy buyouts of $160 million and lower distributions from limited partnerships, partially offset by an increase in premiums collected.

CNA paid cash dividends of $2.46 per share on its common stock, including a special cash dividend of $1.20 per share, during the nine months ended September 30, 2023. On October 27, 2023, CNA’s Board of Directors declared a quarterly cash dividend of $0.42 per share payable November 30, 2023 to shareholders of record on November 13, 2023. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2023, CCC was in a positive earned surplus position. CCC paid dividends of $770 million and $845 million during the nine months ended September 30, 2023 and 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In May of 2023, CNA completed a public offering of $400 million aggregate principal amount of its 5.5% senior notes due June 15, 2033 and in August of 2023, CNA completed a public offering of an additional $100 million aggregate principal amount of its 5.5% senior notes due June 15, 2033.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $48 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period, primarily due to changes in net income adjusted for depreciation and amortization and other non-cash operating activities.

For the nine months ended September 30, 2023 and 2022, Boardwalk Pipelines’ capital expenditures were $232 million and $208 million, consisting of growth capital expenditures of $137 million and $122 million and maintenance capital expenditures of $95 million and $79 million. During the nine months ended September 30, 2022, Boardwalk Pipelines also spent $7 million on natural gas to be used in its integrated natural gas pipeline system. During the nine months ended September 30, 2023, Boardwalk Pipelines purchased Williams Olefins Pipeline Holdco LLC (“Bayou Ethane”) for $348 million in cash. For further information, see Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash on hand, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2023. During the third quarter of 2023, Boardwalk Pipelines filed a $1.5 billion shelf registration statement with the SEC, which was declared effective in September of 2023, under which it may publicly issue debt securities, warrants or rights from time to time. As of September 30, 2023, Boardwalk Pipelines had available the entire $1.0 billion of borrowing capacity under its revolving credit facility. In June of 2023, Boardwalk Pipelines’ amended its revolving credit facility to extend the maturity date by one year to May 26, 2028. For further information, see Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

As of September 30, 2023, Loews Hotels & Co, through its subsidiaries, had $464 million in mortgage loans that mature within twelve months. Loews Hotels & Co currently intends to exercise options to extend or refinance these loans prior to maturity. Extending or refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

Through October 27, 2023, Loews Hotels & Co received capital contributions of $38 million from Loews Corporation to fund development projects during 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Fixed income securities:
Taxable fixed income securities	$457	$410	$1,331	$1,163
Tax-exempt fixed income securities	43	55	138	194
Total fixed income securities	500	465	1,469	1,357
Limited partnership and common stock investments	28	(44)	124	(51)
Other, net of investment expense	25	1	60	(4)
Net investment income	$553	$422	$1,653	$1,302

Effective income yield for the fixed income securities portfolio	4.7%	4.4%	4.6%	4.3%
Limited partnership and common stock return	1.3%	(2.1)%	5.8%	(2.4)%

CNA’s net investment income increased $131 million and $351 million for the three and nine months ended September 30, 2023 as compared with the comparable 2022 periods, driven by higher limited partnership and common stock returns and higher income from fixed income securities and other.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(11)	$(41)	$(46)	$(68)
States, municipalities and political subdivisions	(4)	6	3	28
Asset-backed	(22)	(17)	(43)	(29)
Total fixed maturity securities	(37)	(52)	(86)	(69)
Non-redeemable preferred stock	2	(2)	(9)	(111)
Derivatives, short term and other	(3)	(42)	(10)	14
Total investment losses	(38)	(96)	(105)	(166)
Income tax benefit	7	12	21	39
Amounts attributable to noncontrolling interests	4	8	9	12
Investment losses attributable to Loews Corporation	$(27)	$(76)	$(75)	$(115)

CNA’s pretax investment losses decreased $58 million for the three months ended September 30, 2023 as compared with the comparable 2022 period, which reflects lower net losses on fixed maturity securities. CNA’s pretax investment losses decreased $61 million for the nine months ended September 30, 2023 as compared with the comparable 2022 period, driven by the favorable relative change in fair value of non-redeemable preferred stock.

Additionally, Derivatives, short term and other for the three months ended September 30, 2022 included a $35 million non-economic net loss related to the novation of a coinsurance agreement on CNA’s legacy annuity business in Other Insurance Operations and the associated funds withheld embedded derivative. The coinsurance agreement was novated in the fourth quarter of 2022.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2023		December 31, 2022
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,672	$(464)	$2,419	$(336)
AAA	2,464	(340)	2,398	(208)
AA	5,916	(950)	6,342	(663)
A	9,372	(772)	9,043	(531)
BBB	15,632	(1,776)	15,651	(1,447)
Non-investment grade	1,800	(190)	1,774	(219)
Total	$37,856	$(4,492)	$37,627	$(3,404)

As of September 30, 2023 and December 31, 2022, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion and $0.3 billion of pre-funded municipal bonds as of September 30, 2023 and December 31, 2022.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,620	$466
AAA	1,893	382
AA	4,458	1,037
A	7,240	913
BBB	13,704	1,881
Non-investment grade	1,202	209
Total	$31,117	$4,888

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$953	$45
Due after one year through five years	9,059	701
Due after five years through ten years	9,535	1,550
Due after ten years	11,570	2,592
Total	$31,117	$4,888

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

The following tables present the estimated fair value and net unrealized gains (losses) of CNA’s commercial mortgage-backed securities by property type and by ratings distribution:

September 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage-backed:
Single asset, single borrower:
Office	$293	$(83)
Retail	269	(37)
Lodging	216	(23)
Industrial	91	(6)
Multifamily	58	(4)
Total single asset, single borrower	927	(153)
Conduits (multi property, multi borrower pools)	627	(119)
Total commercial mortgage-backed	$1,554	$(272)

September 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage backed:
AAA	$504	$(39)
AA	578	(120)
A	198	(37)
BBB	222	(52)
Non-investment grade	52	(24)
Total commercial mortgage-backed	$1,554	$(272)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within CNA’s corporate and other bonds portfolio by property type and by ratings distribution:

September 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
Retail	$462	$(53)
Office	237	(32)
Industrial	83	(8)
Other (a)	412	(41)
Total corporate and other bonds - REITs	$1,194	$(134)

(a)	Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

September 30, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
AA	$10	$(1)
A	244	(18)
BBB	918	(112)
Non-investment grade	22	(3)
Total corporate and other bonds - REITs	$1,194	$(134)

Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value ratios (“LTV”). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of September 30, 2023 the allowance for expected credit losses on CNA’s mortgage portfolio was $35 million, or 3.4% of its amortized cost basis.

The following table presents the amortized cost basis of mortgage loans by property type:

September 30, 2023	Amortized Cost	Percentage of Total
(In millions, except %)

Mortgage loans:
Retail	$470	45%
Office	246	24
Industrial	133	13
Other	181	18
Total mortgage loans	1,030	100%
Less: Allowance for expected credit losses	(35)
Total mortgage loans - net of allowance	$995

In addition to the mortgage loan portfolio, CNA invests in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities and are largely investment grade quality. As of September 30, 2023, these holdings had an estimated fair value of $437 million and net unrealized losses of $128 million.

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

	September 30, 2023		December 31, 2022
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$13,737	9.8	$14,511	9.9
Other investments	26,459	4.6	25,445	4.7
Total	$40,196	6.3	$39,956	6.6

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

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other of our and our subsidiaries’ SEC filings and periodic press releases and certain statements made by us and our subsidiaries and our and their officials during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2023 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2023 - July 31, 2023	602,446	$60.19	N/A	N/A

August 1, 2023 - August 31, 2023	136,585	61.91	N/A	N/A

September 1, 2023 - September 30, 2023	1,132,685	63.56	N/A	N/A

Item 5. Other Information

Items 5 (a) and (b) are inapplicable.

(c) TRADING PLANS

The directors of the Company set forth in the table below adopted trading plans on the dates set forth in the table below with respect to the exercise of expiring stock appreciation rights (“SARs”) granted to them as director compensation in 2014. Each plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Pursuant to each plan, if the market price of the Company’s common stock exceeds the exercise price for the applicable SARs by a specified amount during the applicable trading window, the applicable SARs will be exercised and the percentage of net shares received from such exercise set forth in the table below will be sold at market prices. For each director, 2,250 SARs expire on each of March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. The trading window under each plan for each such expiration begins on the first trading day of the expiration month and ends on the expiration date.

Director	Date of Adoption	Percentage of Net Shares to Be Sold

Ann E. Berman	August 16, 2023	100%
Joseph L. Bower	September 12, 2023	50%
Charles M. Diker	August 22, 2023	100%
Paul J. Fribourg	August 16, 2023	100%
Walter L. Harris	August 16, 2023	100%

In addition, on August 21, 2023, Andrew H. Tisch, Co-Chairman of the Board of Directors of the Company, adopted a trading plan with respect to the exercise of expiring SARs granted to him as executive compensation in 2014. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Pursuant to the plan, if the market price of the Company’s common stock exceeds the exercise price for the applicable SARs by a specified amount during the applicable trading window, the applicable SARs will be exercised and the net shares received by Mr. Andrew Tisch from such exercise will be sold at market prices. 60,000 of Mr. Andrew Tisch’s SARs expire on January 14, 2024. The trading window under the plan for 30,000 of such SARs begins on January 2, 2024 and the trading window under the plan for the remaining 30,000 of such SARs begins on January 3, 2024. Each trading window ends on the expiration date.

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

LOEWS CORPORATION
(Registrant)

Dated: October 30, 2023	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

