Form 10-K
period 2023-12-31
LOEWS CORP
filed 2024-02-06
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,926,000,000.

As of February 2, 2024, there were 222,201,139 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders, intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year, are incorporated by reference into Part III of this Report.

1

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other filings with the Securities and Exchange Commission (“SEC”) and periodic press releases made by us and our subsidiaries and certain statements made by us and our subsidiaries and our and their officers during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include any statement that does not directly relate to any historical or current fact. Forward-looking statements may project, indicate or imply future results, events, performance or achievements, and such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our or our subsidiaries’ control, that could cause actual results to differ materially from those anticipated or projected.

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
•CNA’s actual experience could vary from the key assumptions used to determine future policy benefit reserves for its long-term care policies;
•CNA’s vulnerability to material losses from natural and man-made disasters or other catastrophes;
•The impact of the coronavirus disease (“COVID-19”), including new or emerging variants, and other potential pandemics on CNA;
•CNA’s exposure related to asbestos and environmental pollution (“A&EP”) claims;
•CNA’s exposure to mass tort product liability claims, changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories;
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

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”)

•Extensive regulation by the Federal Energy Regulatory Commission (“FERC”) of Boardwalk Pipelines’ natural gas transportation and storage operations and ethane transportation services;
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
•The risk of deterioration in the quality or reputation of Loews Hotels & Co’s brands, including brands used in its joint ventures and those it licenses;
•The potential for delays or increased costs in connection with developing and renovating properties;
•Investing in hotel properties through ownership interests in partnerships and joint ventures is subject to inherent risk due to Loews Hotels & Co’s lack of unilateral control over the investment;
•The geographic concentration of Loews Hotels & Co’s properties;
•The impact pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had and could have on Loews Hotels & Co;
•The growth and use of third-party reservation channels;
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

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

•commercial property and casualty insurance (CNA Financial Corporation, an approximately 92% owned subsidiary);

•transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a wholly owned subsidiary); and

•operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

We also own approximately 53% of Altium Packaging LLC, an unconsolidated subsidiary, which is engaged in the manufacture of rigid plastic packaging solutions.

We have four reportable segments comprised of three individual operating subsidiaries, CNA Financial Corporation, Boardwalk Pipeline Partners, LP and Loews Hotels Holding Corporation; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging LLC (“Altium Packaging”) through March 31, 2021. On April 1, 2021, we sold approximately 47% of Altium Packaging and following the transaction deconsolidated Altium Packaging. Subsequent to deconsolidation, our investment in Altium Packaging is accounted for under the equity method of accounting. Additional financial information on each of our segments is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For further information on the deconsolidation of Altium Packaging see Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”) and CNA Insurance Company (Europe) S.A. CNA accounted for 83.6%, 84.6% and 81.2% of our consolidated total revenue for the years ended December 31, 2023, 2022 and 2021.

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

Other Insurance Operations

Other Insurance Operations include CNA’s run-off long-term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants, certain corporate expenses, including interest on CNA corporate debt, and certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of excess workers’ compensation (“EWC”) policies and certain legacy mass tort reserves.

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

Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, federal financial services reforms and certain tax reforms.

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

Regulation Outlook: The IAIS has adopted a Common Framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups (“IAIGs”) which is focused on the group-wide supervision of IAIGs, such as CNA. As part of ComFrame, the IAIS has developed a global capital standard that, if adopted in the U.S., would be applicable to U.S.-based IAIGs. Certain elements of ComFrame were incorporated into regulatory guidelines issued by the National Association of Insurance Commissioners (“NAIC”) for application by regulators beginning in 2023. These additions were adopted for the purpose of streamlining group-wide supervision, further leveraging existing risk and solvency measures and applying them on a group-wide basis.

The NAIC has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (“GCC”). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (“AM”) approach to assessing group capital as an alternative to the Insurance Capital Standard (“ICS”) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. A decision by the IAIS on whether the AM provides comparable outcomes to the ICS is expected in 2024.

In addition, the U.S. and foreign regulatory environment in which CNA operates is continuously evolving, with both existing and prospective regulations that implicate aspects of its corporate governance, risk management practices, public disclosures, ESG related issues, artificial intelligence and cybersecurity.

Properties: CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipelines”) is engaged in the business of transportation and storage of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”). Boardwalk Pipelines also provides ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines accounted for 10.3%, 10.3% and 9.2% of our consolidated total revenue for the years ended December 31, 2023, 2022 and 2021.

A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, 100% of the general partner and limited partnership interests of Boardwalk Pipelines.

On September 29, 2023, Boardwalk Pipelines acquired 100% of the equity interests of Williams Olefins Pipeline Holdco LLC (“Bayou Ethane”) from Williams Field Services Group, LLC for $355 million in cash. For further information, see the Boardwalk Pipelines portion of the Operating Results section of MD&A in Item 7.

Boardwalk Pipelines owns and operates approximately 13,455 miles of interconnected natural gas pipelines directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipelines also owns and operates approximately 855 miles of NGL pipelines in Louisiana and Texas. In 2023, its pipeline systems transported approximately 3.7 trillion cubic feet of natural gas and approximately 98.5 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipelines’ natural gas pipeline systems during 2023 was approximately 10.0 billion cubic feet (“Bcf”). Boardwalk Pipelines’ natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 199.5 Bcf and Boardwalk Pipelines’ NGL storage facilities consist of eleven salt dome caverns located in Louisiana with an aggregate storage capacity of approximately 31.2 MMBbls. Boardwalk Pipelines also owns nine salt dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGL storage operations.

Boardwalk Pipelines’ principal pipeline and storage systems are described below:

The Gulf South Pipeline Company, LLC (“Gulf South”) pipeline system runs approximately 7,210 miles along the Gulf Coast in the states of Oklahoma, Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 10.9 Bcf per day and average daily throughput for the year ended December 31, 2023 was 6.5 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 78.0 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas Transmission, LLC (“Texas Gas”) pipeline system, a bi-directional pipeline, runs approximately 5,970 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 6.1 Bcf per day and average daily throughput for the year ended December 31, 2023 was 3.3 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

Boardwalk Louisiana Midstream, LLC, Boardwalk Petrochemical Pipeline, LLC and Boardwalk Ethane Pipeline Company, LLC (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, ethane supply services, fractionation services for NGLs and brine supply services. These assets provide approximately 47.9 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 310 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 180-mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Texas and Louisiana, with interconnections with its ethylene distribution system. Louisiana Midstream also owns and operates the Bayou Ethane Pipeline, an approximately 380-mile pipeline system originating in Texas, that transports ethane to Southeast Texas and Louisiana. The Bayou Ethane Pipeline provides interstate and intrastate transportation services, with interconnections with its NGL storage facilities. The Bayou Ethane Pipeline has the ability to deliver approximately 55.0 MMBbls of ethane per year. Throughput for Louisiana Midstream was 98.5 MMBbls for the year ended December 31, 2023, including Bayou Ethane Pipeline’s throughput of 9.2 MMBbls from the date of acquisition.

In 2023, Boardwalk Pipelines placed into service approximately $166 million of growth projects which represents approximately 0.3 Bcf per day of firm natural gas transportation capacity and additional capacity on its ethylene pipeline systems. As discussed above, in 2023 Boardwalk Pipelines also acquired Bayou Ethane for $355 million in cash. Boardwalk Pipelines expects to spend approximately $310 million on its growth projects currently under construction through 2025. These projects are expected to add another approximately 0.5 Bcf per day of firm natural gas transportation capacity and additional NGLs capacity. These projects are expected to serve increased natural gas demand from power generation plants and liquids demand from petrochemical facilities. All of Boardwalk Pipelines’ growth projects are secured by long-term firm contracts.

Customers: Boardwalk Pipelines serves a broad mix of customers, including end-use customers, such as electric power generators, local distribution companies, industrial users and exporters of liquefied natural gas (“LNG”). Boardwalk Pipelines also contracts with other customers, including producers and marketers of natural gas and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S. Boardwalk Pipelines’ delivery market has diversified over time, with increased deliveries to end-use customers, whereas, historically its delivery markets were primarily to other pipelines who then delivered to end-use customers.

Governmental Regulation: The FERC regulates Boardwalk Pipelines’ interstate natural gas transmission operating subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the construction, extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipelines’ natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The maximum applicable rates that Boardwalk Pipelines’ FERC-regulated subsidiaries may charge for all aspects of the natural gas transportation services they provide, are established through the FERC’s cost-based rate-making process; however, the FERC also allows for discounted or negotiated rates as an alternative to cost-based rates. Key determinants in the FERC’s cost-based rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum applicable rates that may be charged by Boardwalk Pipelines for storage services on Texas Gas, except for services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-based rate-making process. The FERC has authorized Boardwalk Pipelines to charge market-based rates for its firm and interruptible storage services for the majority of its other natural gas storage facilities. None of Boardwalk Pipelines’ FERC-regulated entities currently have an obligation to file a new rate case.

Some of Boardwalk Pipelines’ other subsidiaries transport natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC. The rates and terms of service on Boardwalk Pipelines’ interstate ethane transportation pipeline are also subject to regulation by the FERC under, among other statutes, the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992.

Over time, the FERC may change, amend or announce that it will undertake a review of its existing policies. There were no major policy changes announced by the FERC during 2023.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2024 is approximately $1.5 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines, in addition to reputational damage.

The Surface Transportation Board (“STB”) regulates the rates Boardwalk Pipelines charges for interstate service on its ethylene pipeline systems. The Louisiana Public Service Commission (“LPSC”) regulates the rates Boardwalk Pipelines charges for intrastate service within the state of Louisiana on its petrochemical and NGL pipelines. The STB and LPSC require that Boardwalk Pipelines’ transportation rates are reasonable and that its practices cannot unreasonably discriminate among its shippers.

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

As a result of the 2011 Act, the 2016 Act and the 2020 Act, PHMSA has issued a series of significant rulemakings. In October of 2019, PHMSA published a final rule imposing numerous new requirements on onshore gas transmission pipelines, also known as the Mega Rule, relating to maximum allowable operating pressure (“MAOP”) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October of 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. Certain aspects of that rule are currently in court review. PHMSA also published final rules during February and July of 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022 and in May 2023, published a proposed rule that would enhance requirements for detecting and repairing leaks on new and existing natural gas distribution, gas transmission and gas gathering pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. In September 2023, PHMSA published a proposed rule that would enhance the safety requirements for gas distribution pipelines and would require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines operations, which could cause it to incur increased capital and operating costs and operational delays.

In 2022 and 2023, the Department of Homeland Security’s Transportation Safety Administration (“TSA”) issued a series of security directives applicable to pipeline owners and operators intended to strengthen the industry’s overall cybersecurity posture in light of the evolving threat landscape and its potential impacts to critical U.S. infrastructure. The security directives require, among other things, that pipeline owners and operators designate a cybersecurity coordinator, establish and implement a Cybersecurity Implementation Plan; develop, maintain and test no less than annually through tabletop exercises a Cybersecurity Incident Response Plan; and establish a Cybersecurity Assessment Plan (“CAP”) including a schedule for assessing and auditing the CAP. The directives also contain requirements for reporting cybersecurity incidents and the results of certain assessments and audits. Boardwalk Pipelines has implemented tools, policies and practices designed to comply with the security directives. Other regulators, such as PHMSA and the Securities and Exchange Commission (“SEC”), have also established requirements for reporting cybersecurity incidents.

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

Many state and local governments where Boardwalk Pipelines operates also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities, and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of Boardwalk Pipelines’ operations in the affected areas.

President Biden continues to pursue additional action to bolster environmental regulations, which may impact Boardwalk Pipelines’ operations. For example, the Biden Administration has revised various rules to be more stringent, repealed various rules issued by the Trump Administration, and has announced forthcoming actions or released proposed or final rules regarding restrictions on methane emissions from oil and gas operations, ground level ozone emission standards, and Nationwide Permit (“NWP”) 12. The Biden Administration has also signaled a strong focus on directing agency action to mitigate climate change and further limit greenhouse gas (“GHG”) emissions. In January 2023, the White House’s Council on Environmental Quality (“CEQ”) released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the National Environmental Policy Act (“NEPA”). The guidance followed the publication of a final rule in April 2022 revoking some modifications made to the regulations under the Trump Administration and reincorporating consideration of direct, indirect, and cumulative effects of major federal actions. In July 2023, the CEQ announced another proposed rule which revises the implementing regulations of the procedural provisions of NEPA and implements amendments to NEPA included in the Fiscal Responsibility Act of 2023. The final rule is expected in the second quarter of 2024. The CEQ's guidance, effective upon publication, alongside the proposed and final rules, could result in additional challenges to NEPA reviews performed in connection with Boardwalk Pipelines’

projects, which in turn could result in further permitting and approval delays. For more information, see Item 1A. Risk Factors of this Report.

Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase Boardwalk Pipelines’ operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit its ability to obtain permits for operations or require Boardwalk Pipelines to install additional pollution control equipment. For instance, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which authorizations may be subject to challenge. For instance, there is ongoing litigation with respect to the status and use of the U.S. Army Corps of Engineers (the “Corps”) Clean Water Act Section 404 NWP 12, which was vacated in April 2020. In January 2021, the Corps reissued a restructured NWP 12 for oil and natural gas pipeline activities. In March 2022, the Corps announced it was seeking stakeholder input on a formal review of NWP 12, although while this review is ongoing, the Corps has resumed permitting decisions. NWP 12, alongside other NWPs, relies upon the Clean Water Act Section 401 certification process, which is also subject to ongoing litigation. In October 2021, the Northern District of California federal court vacated a 2020 rule revising the Section 401 certification process. The Supreme Court stayed the vacatur of Section 404 of NWP 12 and, in September 2023, the Environmental Protection Agency (“EPA”) finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective on November 27, 2023. While the full extent and impact of these actions is unclear at this time, any disruption in Boardwalk Pipelines’ ability to obtain coverage under NWP 12 or other permits may result in increased costs and project delays if it is forced to seek individual permits from the Corps. There also continues to be uncertainty with respect to the federal government’s jurisdictional reach under the Clean Water Act over “waters of the United States,” including wetlands, as the EPA and the Corps have pursued multiple rulemakings under different administrations since 2015 in an attempt to determine the scope of such reach. In December 2022, the Biden Administration finalized a new and more expansive definition of “waters of the United States,” which repealed the Trump Administration’s April 2020 rule and largely restored the definition in place prior to 2015, with modifications reflecting Supreme Court decisions issued after 2015. In January 2023, the EPA and the Corps released a final revised definition of “waters of the United States” founded upon the pre-2015 regulations. Judicial developments also add to this uncertainty. The Supreme Court opinion in Sackett v. EPA invalidated certain parts of the January 2023 rule, resulting in a revised rule being issued in September 2023. However, due to injunctions in certain states, the implementation of the September 2023 rule currently varies by state.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 25 hotels. Eleven of these hotels are owned by Loews Hotels & Co, twelve are owned by joint ventures in which Loews Hotels & Co has noncontrolling equity interests and two are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 5.4%, 5.1% and 3.3% of our consolidated total revenue for the years ended December 31, 2023, 2022 and 2021. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Live! by Loews, Arlington, Texas*	300
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, Coronado, California	440
Loews Kansas City Hotel, Kansas City, Missouri*	800
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York	379
Loews Vanderbilt Hotel, Nashville, Tennessee	339
Loews Ventana Canyon Resort, Tucson, Arizona*	398

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Live! by Loews, St. Louis, Missouri	216
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Coral Gables Hotel, Coral Gables, Florida	242
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Aventura Hotel, Orlando, Florida	600
Universal’s Cabana Bay Beach Resort, Orlando, Florida	2,200
Universal’s Endless Summer Resort – Dockside Inn and Suites, Orlando, Florida	2,050
Universal’s Endless Summer Resort – Surfside Inn and Suites, Orlando, Florida	750

Managed:
Bisha Hotel and Residences, Toronto, Canada	96
Loews New Orleans Hotel, New Orleans, Louisiana	285

*Loews Hotels & Co has a controlling majority equity interest in this property.

Note:    Four owned hotels and eight joint venture hotels are subject to land leases.

Recent Developments and Growth Projects:

•In 2023, Loews Santa Monica Beach Hotel’s management agreement ended;

•In 2023, Loews Hotels & Co acquired a controlling majority equity interest in Live! by Loews, Arlington, Texas, which had previously been a joint venture property;

•In the first quarter of 2024, Loews Arlington Hotel and Convention Center in Arlington, Texas is expected to open with 888 guestrooms and over 250,000 square feet of function space. Loews Hotels & Co will serve as manager and has a controlling majority equity interest in this property; and

•In 2025, Universal Stella Nova Resort and Universal Terra Luna Resort at Universal Orlando, each a 750 guestroom hotel, and Universal Helios Grand Hotel, a Loews Hotel, with approximately 500 guestrooms, are expected to open. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co will serve as manager and have a noncontrolling joint venture equity interest in the hotels.

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

HUMAN CAPITAL

Including our subsidiaries, we employed approximately 12,280 persons at December 31, 2023. CNA employed approximately 6,300 persons. Boardwalk Pipelines employed approximately 1,260 persons, approximately 95 of whom were covered under collective bargaining agreements. Loews Hotels & Co employed approximately 4,600 persons, approximately 900 of whom were covered under collective bargaining agreements. We and our subsidiaries believe we have satisfactory labor relations. Separately, unconsolidated entities employ approximately 5,800 persons at properties managed by Loews Hotels & Co and approximately 4,075 persons at Altium Packaging.

We and our subsidiaries understand that seeking to hire qualified people and cultivate an engaging workplace is critical to our businesses’ long-term strategic success. Each of us has programs in place that are designed to help employees build their knowledge, skills and experience, as well as to guide their career development.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

			First
			Became
Name	Position and Offices Held	Age	Executive Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	61	2016
Richard W. Scott	Senior Vice President and Chief Investment Officer	70	2009
Kenneth I. Siegel	Senior Vice President	66	2009
Alexander H. Tisch	Vice President, Loews Corporation; President and Chief Executive Officer, Loews Hotels & Co	45	2023
Benjamin J. Tisch	Senior Vice President, Corporate Development and Strategy	41	2022
James S. Tisch	Office of the President, President and Chief Executive Officer	71	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board; Executive Chairman, Loews Hotels & Co	70	1987
Jane J. Wang	Senior Vice President and Chief Financial Officer	42	2022

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

James S. Tisch is the father of Benjamin J. Tisch, the brother of Andrew H. Tisch, Co-Chairman of our Board, the cousin of Jonathan M. Tisch and the uncle of Alexander H. Tisch. Alexander H. Tisch is the son of Andrew H. Tisch. Jonathan M. Tisch is also a cousin of Andrew H. Tisch. None of our other executive officers or directors are related to any other.

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

There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as long-term care, workers’ compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation, and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with CNA’s insurance reserves are outlined in the Insurance Reserves and Critical Accounting Estimates sections of MD&A in Item 7.

CNA is subject to the uncertain effects of emerging and potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant, and the trajectory of its future impact remains uncertain. In addition, passage of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse, increase the uncertainty of the frequency of claims. These issues have had, and may continue to have, a negative effect on CNA’s business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of unforeseen emerging or potential claim and coverage issues are extremely difficult to predict and may be material.

In light of the many uncertainties associated with establishing the estimates and making the judgments necessary to establish reserve levels, CNA continually reviews and changes its reserve estimates in a regular and ongoing process as experience develops from the actual reporting and settlement of claims and as the legal, regulatory and economic environment evolves. When CNA’s recorded reserves are insufficient for any reason, the required increase in reserves is recorded as a charge against its earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial.

CNA’s actual experience could vary from the key assumptions used to determine future policy benefit reserves for long-term care policies.

CNA’s future policy benefit reserves for long-term care policies are based on CNA’s best estimate actuarial assumptions, which are assessed quarterly and updated at least annually. Key actuarial assumptions include morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and CNA’s future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring CNA to increase reserves. The required increase in reserves is recorded as a charge against its earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. Discount rates are subject to interest rate and market volatility. See the Life & Group Policyholder Reserves portion of the Insurance Reserves section of MD&A in Item 7 for more information.

Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.

A prolonged period during which investment returns remain at low levels could result in shortfalls in investment income on assets supporting CNA’s obligations under long-term care policies. This risk is more significant for CNA’s long-term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.

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

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of CNA’s reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Further, significant catastrophic events or a series of catastrophic events have the potential to impose financial stress on the reinsurance industry, which could impact CNA’s ability to collect amounts owed to CNA by reinsurers, thereby resulting in higher net incurred losses.

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

As a result of the items discussed above, catastrophe losses are particularly difficult to estimate, could cause CNA to exhaust its available reinsurance limits, could lead to large losses and could adversely affect the cost and availability of reinsurance. Accordingly, catastrophic events could have a material adverse effect on CNA’s business, results of operations, financial condition and liquidity.

The COVID-19 pandemic, including new or emerging variants, other potential pandemics and related measures to mitigate the spread of the foregoing may continue to have adverse impacts on its business, results of operations and financial condition and could be material.

CNA has experienced, and may continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage, or the facts of the claim, in certain lines of business that are implicated by the COVID-19 pandemic and mitigating actions taken by its customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers’ compensation, commercial property-related business interruption coverage, management liability (directors and officers, employment practices and professional liability lines) and trade credit. CNA recorded significant losses during 2020, a significant portion of which remain classified as incurred but not reported (“IBNR”) reserves, in these areas and may experience continued losses, which could be material.

Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, relating to long-term effects of COVID-19, new or emerging variants, or other potential pandemics, and related measures to mitigate the spread of the foregoing may have a material impact on CNA’s business, results of operations and financial condition.

CNA has incurred and may continue to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions taken, including lockdowns and closing of certain businesses. The significance of such litigation or any other litigation relating to new or emerging variants of COVID-19 or other potential pandemics and related measures to mitigate the spread of the foregoing, both in substance and volume, and the resultant CNA-initiated activities, including external counsel engagement, and the costs related thereto, may have a material impact on CNA’s business, results of operations and financial condition.

CNA has exposure related to A&EP claims, which could result in material losses.

CNA’s property and casualty insurance subsidiaries have exposures related to A&EP claims. CNA’s experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by more traditional property and casualty claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2023 is $3.6 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

CNA is exposed to, and may face adverse developments related to, mass tort claims that could arise from, among other things, its insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories.

CNA faces potential exposure to various types of existing, new and emerging mass tort claims including, those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (“PFAS”) and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. For example, CNA has recorded, and may continue to record, increases in its mass tort reserves, driven substantially by abuse reviver statutes that have resulted in increased claims. Similar and continuing mass tort claim activity, including activity based on changing judicial interpretations and recent and proposed legislation could have a material adverse effect on CNA’s business, results of operations and financial condition.

CNA faces intense competition in its industry; it may be adversely affected by the cyclical nature of the property and casualty business and the evolving landscape of its distribution network.

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services to remain competitive. CNA competes with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than CNA does, for both distributors and customers. This includes agents, brokers and managing general underwriters who may increasingly compete with CNA to the extent that markets continue to provide them with direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, such as insuretech firms, resulting in increased pressures on CNA’s ability to remain competitive, particularly in obtaining pricing that is both attractive to CNA’s customer base and risk appropriate to CNA.

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

A primary reason CNA purchases reinsurance is to manage its exposure to risk, thereby facilitating its underwriting strategies in certain key areas. Under CNA’s ceded reinsurance arrangements, a reinsurer assumes a specified portion of its exposure in exchange for a specified portion of policy premiums. The availability and cost of the reinsurance protection CNA purchases, which affects the volatility and profitability of its business, as well as the level and types of risk CNA retains, is determined by many factors, including general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends, including those associated with climate change. If CNA is unable to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, CNA’s risk exposure will not be mitigated to the degree desired or it may forego such increased risk, thereby adversely impacting its underwriting strategies. In addition, use of reinsurance exposes CNA to credit risk of the reinsurers, as the reinsurance arrangements do not relieve it of the liability to the customer. If a reinsurer is unable to meet its financial obligations under a reinsurance arrangement, CNA will remain obligated under the original policies issued to its customers. Furthermore, while CNA uses various risk management methods, including the use of reinsurance, to effectively manage risk, there is the possibility that one or more natural catastrophes and/or terrorism or other events could result in claims substantially exceeding expectations, thereby making the reinsurance strategy significantly less effective. Such reinsurance-related risks could have a material adverse effect on CNA’s business, results of operations and financial condition and adversely affect its underwriting strategies in certain lines of business.

CNA may be adversely affected by technological changes or disruptions in the insurance marketplace.

Technological changes in the way insurance transactions are completed in the marketplace, and CNA’s ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing “big data” analytics to make underwriting and other decisions that impact product design and pricing. If such utilization is more effective than how CNA uses its data and information, CNA will be at a competitive disadvantage. There can be no assurance that CNA will continue to compete effectively with its industry peers due to technological changes; accordingly this may have a material adverse effect on CNA’s business, results of operations and financial condition.

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

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, interest rates, domestic and international geopolitical issues and many other factors. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities. CNA’s investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of CNA’s investment portfolio that is carried at fair value in the financial statements is not reflective of prices at which actual transactions could occur.

CNA has significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing CNA’s net investment income, while an increase in interest rates may reduce the value of its existing fixed maturity investments, which could increase CNA’s net unrealized losses or reduce its net unrealized gains included in Accumulated Other Comprehensive Income (“AOCI”). The value of CNA’s fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments CNA holds or in the underlying collateral of the security.

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

In addition, because CNA and its vendors’ information technology and telecommunications systems interface with and depend on third-party systems, CNA could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of CNA’s ability to perform necessary business functions.

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

Such a breach could affect CNA’s data framework or cause a failure to protect the personal information of its customers, claimants or employees, or sensitive and confidential information regarding its business or policyholders and may result in operational impairments and financial losses, significant harm to its reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the second quarter of 2023, CNA was notified of a breach in the file transfer software, MOVEit Transfer, used by a vendor of one of its third party administrators. This incident resulted in required breach notifications to CNA’s long-term care policyholders, with such notifications made by the subject vendor. While CNA does not believe such notifications and resultant actions will have a material adverse effect on its business, this or similar incidents, or any other such breach of CNA’s or its vendors’ data security infrastructure could have a material adverse effect on its business, results of operations and financial condition.

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

Although CNA maintains cybersecurity insurance coverage insuring against costs resulting from cyber attacks (including the March 2021 attack), CNA does not expect the amount available under its coverage policy to cover all losses from cyber-attacks. In addition, potential disputes with its insurers about the availability of insurance coverage could occur. Further, should CNA experience future cyber incidents, or should industry trends drive rate increases resulting from growth in volume and significance of cyber incidents broadly, it may incur higher costs for cybersecurity insurance coverage.

The risks relating to future breaches in CNA’s, or its vendors’ data security infrastructure, including in connection with cyber incidents, could have a material adverse effect on its business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to CNA’s reputation.

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

Additionally, CNA relies on certain third-party claims administrators, including the administrator of its long-term care claims, to handle policyholder services and perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against CNA and adverse regulatory enforcement exposure.

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

These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations have recently been introduced, or are being considered, in the areas of information security and ESG, which may also affect CNA’s business. CNA also is subject to numerous regulations governing the protection of personal and confidential information of its clients and employees, including medical records, credit card data and financial information. These laws and regulations, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), are increasing in complexity and number, change frequently, sometimes conflict, and could expose CNA to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. In response to climate change, regulators at the federal, state and international level also could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.

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

Risks Related to Us and Our Subsidiary, Boardwalk Pipelines

Boardwalk Pipelines’ natural gas transportation and storage operations and ethane transportation services are subject to extensive regulation by the FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. Boardwalk Pipelines may not be able to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipelines’ natural gas transportation and storage operations are subject to extensive regulation by the FERC, including the types, rates and terms of services Boardwalk Pipelines may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect Boardwalk Pipelines’ ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines, including earning a reasonable return. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny Boardwalk Pipelines the right to abandon certain facilities from service.

The FERC regulates the rates Boardwalk Pipelines can charge for its natural gas transportation and storage and interstate ethane transportation operations. For cost-based services, the FERC establishes both the maximum and minimum rates Boardwalk Pipelines can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. Boardwalk Pipelines may not be able to recover its costs, including certain costs associated with pipeline integrity, through existing or future rates.

The FERC and/or Boardwalk Pipelines’ customers could challenge the maximum applicable rates that any of its regulated pipelines can charge in accordance with Section 5 of the NGA. Adoption of potential legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of Boardwalk Pipelines’ pipelines or if its rates are found not to be just and reasonable, then the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect, perhaps substantially, the revenues on that pipeline going forward.

Over time, the FERC may change, amend or announce that it will undertake a review of its existing policies. There were no major policy changes announced by the FERC during 2023.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2024 is approximately $1.5 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines, in addition to reputational damage. The rates and terms of service on Boardwalk Pipelines’ interstate ethane transportation pipeline are also subject to regulation by the FERC under, among other statutes, the ICA and the Energy Policy Act of 1992.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level, but President Biden has shown that action to address climate change is an important part of his Administration’s agenda. For example, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) passed which advanced numerous climate-related objectives. Additionally, the EPA has issued several rules regulating GHGs following the U.S. Supreme Court finding that GHGs are air pollutants under the CAA and the EPA’s own endangerment finding for certain GHGs, including carbon dioxide and methane. The EPA regulates GHGs through various requirements, including permitting for GHG emissions from large stationary sources, annual reporting on GHG emissions from oil and gas facilities, New Source Performance Standards restricting methane emissions from new facilities in the natural gas sector, and GHG emissions limits on vehicles (together with the DOT). The EPA’s regulation of methane emissions has undergone significant changes. In December 2023, the EPA finalized its methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rules are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of the "super emitter" response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely that the final rules and its requirements will be subject to legal challenges. Compliance with the new rules may affect the amount Boardwalk Pipelines owes under the IRA, which amended the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The methane emissions fee applies to excess methane emissions from certain facilities and starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2026 and thereafter. Compliance with the EPA’s new final rules and standards would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules could increase Boardwalk Pipelines’ operating costs and the costs of Boardwalk Pipelines’ customers, thereby adversely affecting its operations.

Governmental entities, including certain states and groups of states, have adopted or are considering legislation, regulations or other initiatives such as GHG cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and emissions limits. At the international level, in February 2021 the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. In April 2021, President Biden announced a new target for the U.S. to reduce GHG emissions 50%-52% from 2005 levels by 2030. In November 2021, the U.S. joined other nations for the 26th Conference of the Parties to the United Nations Framework Convention on Climate Change (COP26), during which nations including the U.S. made various commitments, including the Global Methane Pledge to reduce methane emissions 30% from 2020 levels by 2030. In December 2023, at the 28th Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP28”), certain parties signed onto an agreement to transition "away from fossil fuels in energy systems in a just, orderly, and equitable manner" and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The impact of the Paris Agreement, COP26, COP28 or other international conventions cannot be predicted at this time, and it is unclear what additional initiatives may be adopted or implemented, or whether similar efforts at future climate conferences will be successful and the potential resultant impact this may have upon Boardwalk Pipelines’ business or financial condition.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. The Biden Administration and future administrations could take various actions to curtail oil and natural gas production and transportation, including limiting fracturing of oil and natural gas wells, restricting flaring and venting during natural gas production on federal properties, limiting or banning oil and gas leases on federal lands and offshore waters, increasing requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restricting GHG emissions from oil and gas facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the U.S. does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorization. Litigation risks are also increasing, as a number of cities and other governmental entities have brought suit alleging that fossil fuel producers created public nuisances by producing fuels that contributed to global warming effects such as rising sea levels, are responsible for associated roadway and infrastructure damage, or defrauded investors or customers by failing to timely and adequately disclose adverse effects of climate change.

There are also increasing financial risks for fossil fuel energy companies as investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Some institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor alternative power sources (such as wind, solar, geothermal, tidal and biofuels), making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. Financial institutions could be required to adopt policies that limit funding for fossil fuel energy companies. In October 2023 the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. While Boardwalk Pipelines cannot predict what additional developments may arise from these various actions, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration and production or midstream energy business activities, which could adversely impact its business and operations. Additionally, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets and metrics. A final rule is expected to be released in 2024, but Boardwalk Pipelines cannot predict the final form and substance of the rule and its requirements. The ultimate impact of the rule on Boardwalk Pipelines’ business is uncertain and, upon finalization, may result in increased compliance costs and increased costs of and restrictions on access to capital. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures are misleading or deficient. These agency actions could increase the potential for litigation.

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

Climatic events can cause disruptions to, delays in or suspension of Boardwalk Pipelines’ services, by interrupting its operations, causing loss of or damage to its facilities or equipment, or having similar impacts on its customers or third-party suppliers. In general, Boardwalk Pipelines’ operations could be significantly impacted by climatic conditions such as increased frequency and severity of storms, floods and wintry conditions. Boardwalk Pipelines’ pipeline operations along coastal waters and offshore in the Gulf of Mexico could be adversely impacted by climatic conditions such as rising sea levels, subsidence and erosion, which could result in serious damage to Boardwalk Pipelines’ facilities and affect its ability to provide transportation services. Such damage could result in leakage, migration, releases or spills from Boardwalk Pipelines’ operations and could result in liability, remedial obligations or otherwise have a negative impact on operations. Such climactic conditions could also impact Boardwalk Pipelines’ customers’ ability to utilize Boardwalk Pipelines’ services and third-party suppliers’ ability to provide Boardwalk Pipelines with the products and services necessary to maintain operation of its facilities. Boardwalk Pipelines may incur significant damages as well as costs to repair or maintain its facilities, which could adversely affect its operations and the financial health of its business. In recent years, local governments and landowners in Louisiana have filed lawsuits against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages. Changing meteorological conditions, particularly temperature, may affect the amount, timing, or location of demand for energy or the products Boardwalk Pipelines transports, which may impact demand for its services.

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

Boardwalk Pipelines’ interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, remediation of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 1 and 2 areas (depending on the potential impacts of a risk event), Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. PHMSA has revised its standards from time-to-time. In October 2019, PHMSA published a final rule imposing numerous new requirements, also known as the Mega Rule, on onshore gas transmission pipelines relating to MAOP reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. Certain aspects of that rule are currently in court review. PHMSA also published final rules during February and July 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and in May 2023, PHMSA published a proposed rule that would enhance requirements for detecting and repairing leaks on new and existing natural gas distribution, gas transmission, and gas gathering pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. In September 2023, PHMSA published a proposed rule that would enhance the safety requirements for gas distribution pipelines and require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines’ operations, which is expected to cause Boardwalk Pipelines to incur increased capital and operating costs, may cause it to experience operational delays and may result in potential adverse impacts to its ability to reliably serve its customers.

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

Boardwalk Pipelines may face opposition to the operation of its pipelines and facilities, construction or expansion of its facilities and new pipeline projects from governmental officials, environmental groups, landowners, communities, tribal or local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage Boardwalk Pipelines’ operations, acts of eco-terrorism, intervention in regulatory or administrative proceedings involving Boardwalk Pipelines’ assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of its assets and business. For example, repairing Boardwalk Pipelines’ pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist Boardwalk Pipelines’ efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. Acts of sabotage or eco-terrorism could cause significant damage or injury or death to people, property or the environment and lead to extended interruptions of Boardwalk Pipelines’ operations and material damages and costs.

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

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipelines has credit risk with both its existing customers and those supporting its growth projects. Credit risk exists in relation to Boardwalk Pipelines’ growth projects, both because expansion customers make long-term firm capacity commitments to Boardwalk Pipelines for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or Boardwalk Pipelines is unable to replace the defaulting customer with a customer willing to pay similar rates.

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

Boardwalk Pipelines’ revolving credit facility contains operating and financial covenants that may restrict its ability to finance future operations or capital needs or to expand or pursue business activities. Its credit agreement limits its ability to make loans or investments, make material changes to the nature of its business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. This agreement also requires it to maintain a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period, which limits the amount of additional indebtedness Boardwalk Pipelines can incur to grow its business, and could require it to reduce indebtedness if its earnings before interest, income taxes, depreciation and amortization (“EBITDA”) decreases to a level that would cause it to breach this covenant. Future financing agreements Boardwalk Pipelines may enter into could contain similar or more restrictive covenants or may not be as favorable as those under its existing indebtedness.

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

As of December 31, 2023, Boardwalk Pipelines had $3.3 billion in principal amount of long-term debt outstanding. This level of debt requires significant interest payments. Boardwalk Pipelines’ inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipelines’ indebtedness could have important consequences. For example, it could:

•limit Boardwalk Pipelines’ ability to borrow money for its working capital, capital expenditures, debt service requirements or other general business activities;

•impact Boardwalk Pipelines’ ratings received from credit rating agencies;

•increase Boardwalk Pipelines’ vulnerability to general adverse economic and industry conditions; and

•limit Boardwalk Pipelines’ ability to respond to business opportunities, including growing its business through acquisitions.

Boardwalk Pipelines is permitted, under its revolving credit facility and the indentures governing its notes, to incur additional debt, subject to certain limitations under its revolving credit facility and the indentures governing the notes. If Boardwalk Pipelines incurs additional debt, its increased leverage could also result in or exacerbate the consequences described above.

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

The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and impacted global demand for oil and petrochemical products. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Although Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, if significant portions of Boardwalk Pipelines’ workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics and other outbreaks of contagious diseases, its business could be materially adversely affected. Boardwalk Pipelines may also be unable to perform fully on its contracts, and its costs may increase as a result of any potential future pandemics and other outbreaks of contagious diseases. These cost increases may not be fully recoverable. It is possible that future pandemics and other outbreaks of contagious diseases could cause disruption in Boardwalk Pipelines’ customers’ business; cause delay, or limit the ability of its customers to perform, including in making timely payments to it. Future pandemics and other outbreaks of contagious diseases could impact capital markets, which may impact Boardwalk Pipelines’ customers’ financial position. Future pandemics and other outbreaks of contagious diseases may also have the effect of increasing several of the other risk factors contained herein.

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

There are a variety of operating risks inherent in transporting and storing natural gas, ethylene and NGLs, such as leaks and other forms of releases, explosions, fires, cybersecurity attacks and mechanical problems, which could have catastrophic consequences. Additionally, the nature and location of Boardwalk Pipelines’ business may make it susceptible to catastrophic losses from hurricanes or other named storms, particularly with regard to its assets in the Gulf Coast region, cold freezes, snow storms, windstorms, earthquakes, hail and other severe weather. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipelines’ operations, substantial repair costs, personal injury or loss of life, significant damage to property, environmental pollution, impairment of its operations and substantial financial losses. The location of pipelines in HCAs, which includes populated areas, residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

Boardwalk Pipelines currently possesses property, business interruption, cybersecurity threat and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage Boardwalk Pipelines does obtain may contain large deductibles or fail to cover certain events, hazards or potential losses.

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

•increases in the costs of supplies, furniture, fixtures, equipment, labor, workers’ compensation, benefits, insurance, food and beverage, commodities, energy and unanticipated costs or cost increases due to inflation or resulting from force majeure events, new or different federal, state or local governmental regulations, including tariffs, constrained supply, and other factors that may not be offset by increased revenues;

•disruptions or delays in Loews Hotels & Co’s supply chain for goods and materials, including those used for hotel development, renovations and operations;

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

•competition from other hotels, cruise lines and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels & Co operates;

•requirements for periodic capital reinvestment to maintain and upgrade hotels;

•the costs and administrative burdens associated with compliance with applicable laws and regulations, including those associated with responding to requests or demands of regulators or other governmental authorities, whether currently existing or implemented in the future, including, those pertaining to the environmental impact of Loews Hotels & Co’s operations, and those arising out of mitigation efforts associated with pandemics or outbreaks of contagious diseases;

•organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels & Co’s properties generally as a result of certain labor tactics;

•changes in the desirability of particular locations or travel patterns of customers, including the possibility that travelers may be inclined to seek alternatives to large public gatherings, such as conferences and conventions, out of safety concerns associated with pandemics or outbreaks of contagious diseases and associated mitigation efforts, or with respect to the underlying attractions supporting the desirability of a particular location, such as, in the case of Loews Hotels & Co’s immersive destination properties, the Universal theme parks for its Orlando, Florida properties, and stadiums, arenas and convention centers for properties in other markets;

•geographic concentration of operations and customers;

•shortages of desirable locations for development; and

•relationships with third-party property owners, developers, landlords, tenants, suppliers and joint venture partners, including the risk that such third-parties may encounter financial difficulties, may not fulfill material obligations, may terminate management, lease, supply, joint venture or other agreements with Loews Hotels & Co, may, in the case of landlords, seek material increases or improvements from Loews Hotels & Co in order to renew leases to Loews Hotels & Co, and/or may, in the case of tenants, seek material discounts or concessions from Loews Hotels & Co in order to renew leases from Loews Hotels & Co, and/or may, in the case of joint venture partners, prevent Loews Hotels & Co from making unilateral decisions with respect to material matters relating to specific properties.

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

Loews Hotels & Co’s proportion of owned and leased properties, compared to the number of properties that it manages for third-party owners, may differ from that of some of its competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:

•real estate, insurance, zoning, tax, environmental and eminent domain laws;

•the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

•risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels, compliance with covenants that may include or result in principal amortization or the acceleration of repayment and the availability of financing, including the possibility of lenders electing to freeze or restrict loans secured by hospitality related assets or to not fund loans as anticipated or previously committed;

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

•the potential impact of changes in general or local economic and market conditions, including the severity and duration of any downturn in the U.S., global or local economies and financial markets, on tenants of space leases within properties in which Loews Hotels & Co invests;

•the ability to exit or enter markets may not be able to be implemented in a time frame favorable to Loews Hotels & Co or be solely within Loews Hotels & Co’s control;

•risks associated with real estate condominiums and similar structures, including the possibility of special assessments by condominiums that Loews Hotels & Co does not control;

•fluctuations in real estate values and potential impairments in the value of Loews Hotels & Co’s assets; and

•the relative illiquidity of real estate compared to some other assets.

The hospitality industry is subject to seasonal and cyclical volatility.

The hospitality industry is seasonal in nature. The periods during which Loews Hotels & Co’s properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served. Historically, Loews Hotels & Co generally has experienced revenues and earnings that are lower in the third quarter of each year than in each of the other quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of its industry may contribute to fluctuations in Loews Hotels & Co’s results of operations, financial condition, investment activity and cash flows.

Loews Hotels & Co operates in a highly competitive industry, both for customers and for the acquisition and/or development of new properties.

The hospitality industry is highly competitive. Loews Hotels & Co’s properties compete with other hotels, cruises and alternative accommodations based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of its competitors also have greater financial and marketing resources than Loews Hotels & Co. In addition, travelers can book stays on websites and through applications that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.

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

Any deterioration in the quality or reputation of Loews Hotels & Co’s brands, including brands used in its joint ventures and those it licenses, could have a material adverse effect on its reputation and business.

Loews Hotels & Co’s brands, including those associated with its joint ventures (e.g., at its properties at Universal Orlando) and those it licenses (e.g., at its Live! by Loews – St. Louis and Live! by Loews – Arlington hotels), are among its most important assets. Its ability to attract and retain guests depends, in part, on the public recognition of its brands and their associated reputation. If its brands become obsolete or consumers view them as unfashionable or lacking in quality, or its brands or reputation are otherwise harmed, Loews Hotels & Co may be unable to attract guests to its properties, and may further be unable to attract or retain joint venture partners or hotel owners. Loews Hotels & Co’s reputation may also suffer as a result of negative publicity regarding its hotels, including as a result of social media reports, regardless of the accuracy of such publicity. The continued expansion of media and social media formats has compounded the potential breadth and scope of negative publicity and has made it more difficult to control and effectively manage negative publicity.

Loews Hotels & Co’s efforts to develop new properties and renovate existing properties could be delayed or become more expensive.

Loews Hotels & Co from time to time renovates its properties and, together with joint venture partners, is currently expanding its portfolio through the ground-up construction of new properties in Orlando, Florida and Arlington, Texas and in the future may similarly, alone or with joint venture partners, develop additional new properties. Often joint venture partners may also serve as developer. These renovation and construction efforts are subject to a number of risks, including:

•construction delays, changes to plans and specifications and cost overruns (including for labor and materials, unforeseeable site conditions, construction errors or design defects) that may increase project costs, cause new development projects to not be completed by lender or municipal imposed required completion dates or subject Loews Hotels & Co to cancellation penalties for reservations accepted;

•obtaining zoning, occupancy and other required licenses, permits or authorizations;

•changes in economic or other market conditions that may result in weakened or lack of demand or negative project returns;

•governmental restrictions on the size or kind of development;

•projects financed with construction debt are subject to risk that participating lenders may not fulfill their commitments when called upon as well as interest rate risk as uncertain timing and amount of draws may make effective hedging difficult or expensive to obtain, as well as the other risks associated with mortgage debt described above;

•delays resulting from pandemics or the outbreaks of contagious diseases and related containment efforts, including as they pertain to contractors, suppliers and inspectors required to review projects;

•weather delays and force majeure events, including earthquakes, tornados, hurricanes, floods, winter weather conditions and other natural or man-made catastrophes; and

•projects with adjacent demand generators under construction that become delayed causing opening delays of, or less revenue than anticipated from, hotels under development.

Additionally, renovating existing properties and developing new properties typically involve lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenue. If the cost of renovations or new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, Loews Hotels & Co’s operating results could be reduced. Loews Hotels & Co has seen construction timelines lengthen due to various factors, including competition for skilled construction labor, challenges related to financing, disruption in the supply chain for materials, and the impact of pandemics or other outbreaks of contagious diseases and related mitigation efforts, and these or similar circumstances could continue or worsen in the future. Accordingly, there can be no assurance that all development pipeline projects will result in new hotels entering Loews Hotel & Co’s system, or that those hotels will open when or perform as anticipated. Further, due to the lengthy development cycle, intervening adverse economic or other market conditions in general and as they apply to Loews Hotels & Co and its development partners may alter or impede the development plans, thereby resulting in incremental costs or potential impairment charges. In addition, using multiple sources of capital to develop new properties reduces or eliminates the ability of Loews Hotels & Co to cease commenced projects if the overall economic environment or other market conditions change. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new hotel investments.

Investing in hotel properties through ownership interests in partnerships and joint ventures is subject to inherent risks, including due to Loews Hotels & Co’s lack of unilateral control over the investment.

Loews Hotels & Co has invested, and expects to continue to invest, in hotel properties or businesses through ownership interests in partnerships and joint ventures. Partners and joint venturers often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters, including matters that may impact taxes or have other significant financial consequences. In addition, investments with other investors may involve risks such as the possibility that the partner or joint venturer might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with Loews Hotels & Co’s business interests or goals. Further, Loews Hotels & Co may be unable to take action without the approval of its partners or joint venturers, or its partners or joint venturers could take actions binding on the property without the consent of Loews Hotels & Co. Additionally, should a partner or joint venturer become bankrupt or otherwise fail to honor its financial obligations, Loews Hotels & Co could become liable for its share of liabilities.

Loews Hotels & Co’s properties are geographically concentrated, which exposes its business to the effects of regional events and occurrences.

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2023, eight hotels, representing 56% of rooms in its system, were located at Universal Orlando in Orlando, Florida and ten hotels, representing approximately 62% of rooms in its system, were located in Florida. Furthermore, there are three additional hotels under development in Orlando, Florida that would increase these numbers to 11 hotels in Orlando, Florida and 13 hotels in Florida. In the future, other existing or new geographies may present opportunities for new or additional investment that may create new or increased concentration risk. The concentration of hotels in one region, jurisdiction or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments could include, among others, regional economic downturns, an increase in burdensome governmental regulation, changes in the local political climate, a decline in the popularity of or access to area tourist attractions, such as theme parks, the failure of new tourist attractions to be developed or be successful in markets where new hotels are under development, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets and potentially higher local property, sales and income taxes, property insurance costs or other expenses in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, and which may in the future be intensified as a result of climate change. Loews Hotels & Co’s business may be significantly affected by other risks common to the Florida tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt or reduce air travel to and from Florida for any reason can materially adversely affect its business.

Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, material adverse impacts on Loews Hotels & Co’s results of operations, financial condition and cash flows.

In response to the spread of COVID-19, governments across the globe implemented measures to mitigate the spread of the virus, such as through lockdowns or stay-at-home orders, business closures, restrictions on travel, limitations on large group gatherings and quarantines, among others. Beyond the existence of governmental restrictions, the perception of health risks associated with COVID-19 limited business and leisure travel. The spread of the coronavirus and related containment efforts caused unprecedented disruptions to the global economy, including supply chains, air travel and normal business operations across sectors, including the hospitality industry that depends on active levels of business and leisure travel. Future pandemics or other outbreaks of contagious diseases may result in similar or more severe mitigation measures, perceptions of health risks and economic disruptions.

In response to COVID-19, Loews Hotels & Co temporarily suspended operations at the majority of its properties and, for a period after general operations resumed, occupancy rates were considerably lower for certain of its hotels compared to occupancy rates prior to the pandemic. As a result of the suspended operations and lower occupancy levels, revenues were lower, while operating costs were not reduced to the same extent. In addition, Loews Hotels & Co had to implement a number of new measures for the health and safety of its guests and employees, which increased its costs. Loews Hotels &

Co may have to implement similar responses to future pandemics or other outbreaks of contagious diseases, which may lead to similar or more severe effects.

As part of cost containment efforts at the outset of the COVID-19 pandemic, Loews Hotels & Co and many of its service providers and suppliers severed or put employees on unpaid leaves of absence. When conditions improved such that increased staffing levels were required, finding and attracting talent to fill certain roles that were furloughed or eliminated was challenging for Loews Hotels & Co and certain of its service providers and suppliers, which affected Loews Hotels & Co’s ability to return to normal operations at certain of its hotels. Loews Hotels & Co and its service providers and suppliers may have to take similar actions in response to future pandemics or other outbreaks of contagious diseases, which may lead to similar or more severe effects.

The negative impacts of a pandemic or other outbreak of contagious disease, including the COVID-19 pandemic, on Loews Hotels & Co’s business may substantially exacerbate the other risks facing Loews Hotels & Co, including those described in this section, and such impacts may linger beyond the containment and mitigation of any such pandemic or outbreak.

The growth and use of third-party reservation channels adversely affects Loews Hotels & Co’s business.

A significant percentage of hotel rooms for guests at Loews Hotels & Co’s properties is booked through internet-based travel agencies and other intermediaries. In most cases, Loews Hotels & Co has agreements with such intermediaries and pays them commissions and/or fees for sales of its rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions or fees, reduced room rates or other significant concessions from Loews Hotels & Co. There can be no assurance that Loews Hotels & Co will be able to negotiate such agreements in the future with terms as favorable as those that exist today. Moreover, these intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites and other outlets. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to Loews Hotels & Co’s brands.

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

A portion of Loews Hotels & Co’s labor force is covered by collective bargaining agreements. Work slowdowns and stoppages and other labor problems could negatively affect Loews Hotels & Co’s business and results of operations. A prolonged dispute with covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on Loews Hotels & Co’s operations. Adverse publicity in the marketplace related to union messaging could further harm its reputation and reduce customer demand for its services. Also, wage and/or benefit increases and/or changes to operational protocols resulting from new labor agreements may be significant and could have an adverse impact on its results of operations. Furthermore, Loews Hotels & Co could experience demands from labor unions that represent its employees for additional compensation, healthcare benefits, operational protocols or other terms in response to pandemics or the outbreak of contagious diseases that could increase costs. To the extent that Loews Hotels & Co’s non-union employees join unions, Loews Hotels & Co would have greater exposure to risks associated with such labor problems. Furthermore, Loews Hotels & Co may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status and a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such events or additional costs may have materially adverse effects.

Risks Related to Us and Our Unconsolidated Subsidiary, Altium Packaging

Altium Packaging’s substantial indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.

Altium Packaging has a significant amount of indebtedness, which requires significant interest payments. Its inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Altium Packaging’s substantial indebtedness could have other important consequences. For example, it could:

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

Sales of Altium Packaging’s plastic containers depend heavily on the volume of sales made by its customers to consumers. Consequently, changes in consumer preferences for products in the industries that Altium Packaging serves or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health, environmental and social concerns or perceptions regarding plastics, may result in a decline in the demand for Altium Packaging’s plastic container products.

Fluctuations in raw material prices and raw material availability may materially affect Altium Packaging’s results of operations.

To produce its products, Altium Packaging uses large quantities of plastic resins and recycled plastic materials. It faces the risk that its access to these raw materials may be interrupted or that it may not be able to purchase these raw materials at prices that are acceptable to it. In general, Altium Packaging does not have long-term supply contracts with its suppliers, and its purchases of raw materials are subject to market price volatility. Although Altium Packaging generally is able to pass changes in the prices of raw materials through to its customers over a period of time, it may not always be able to do so or there may be a lag between when its costs increase and when it passes those costs through to its customers. It may not be able to pass through all future raw material price increases in a timely manner or at all due to competitive pressures. In addition, a sustained increase in resin and recycled plastic prices, relative to alternative packaging materials, would make plastic containers less economical for its customers and could result in reductions in the use of plastic containers. Any limitation on its ability to procure its primary raw materials or to pass through price increases in such materials in a timely manner could materially negatively affect Altium Packaging.

Altium Packaging’s customers may increase their self-manufacturing.

Increased self-manufacturing by Altium Packaging’s customers may have a material adverse impact on its sales volume and financial results. Altium Packaging believes that certain customers may engage in self-manufacturing over time at certain locations, particularly those where transportation costs are high, for products that have low complexity, and where customers have available space to install blow molding equipment.

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

As with other large companies, we and our subsidiaries and our and their third party vendors have experienced cyber attacks and other cyber incidents and expect this to continue. For example, CNA was subjected to a sophisticated cybersecurity incident involving ransomware in March 2021. In addition, one of CNA’s vendors also experienced a cybersecurity incident during the second quarter of 2023. For additional information about these incidents, see “Risks Related to Us and Our Subsidiary, CNA Financial Corporation” above under this Part I, Item 1A, and for a discussion of certain aspects of our approach to cybersecurity risk management and strategy, see Item 1C. Cybersecurity. If we and our subsidiaries and our and their third party vendors do not allocate and effectively manage the resources necessary to continue to build and maintain our and their information technology security infrastructure, or if we or our subsidiaries or our or our subsidiaries’ vendors fail to timely identify or appropriately respond to cyber attacks or other cyber incidents, then this may, in addition to other consequences, disrupt our and our subsidiaries’ operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury, impact our or their data framework or cause a failure to protect personal information of customers, employees or others.

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

We and our subsidiaries are or may become parties to legal proceedings and disputes. These matters may include, among others, contract disputes, claims and coverage disputes, reinsurance disputes, personal injury and wrongful death claims, environmental claims or proceedings, asbestos and other toxic tort claims, intellectual property disputes, disputes related to employment and tax matters and other litigation incidental to our or their businesses. For instance, we and certain of our Boardwalk Pipelines-related subsidiaries are defendants in a class action litigation in the State of Delaware related to our 2018 acquisition of the Boardwalk Pipelines limited partnership units not already owned by our affiliates. For additional information regarding this matter, see Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

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

Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state, local, foreign and international environmental laws, including those relating to the discharge of substances into the environment, the disposal, removal or cleanup of hazardous wastes and other activities relating to the protection of the environment. Many of such laws have become increasingly stringent in recent years and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Boardwalk Pipelines is subject to extensive federal, state and local laws and regulations relating to protection of the environment. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. In addition, Altium Packaging may be adversely affected by laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Further, existing environmental laws or the interpretation or enforcement thereof may be amended and new laws may be adopted in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Identifying, assessing, and managing material cybersecurity risks is an important component of our overall enterprise risk management program. As with the management of risks generally, given our holding company structure, the management of cybersecurity risks involves coordination between the parent company and our subsidiaries.

The parent company and each subsidiary are responsible for developing cybersecurity programs appropriate for their respective entities, including as may be required by applicable law or regulation. These programs have been developed based on the National Institute of Standards and Technology Cybersecurity Framework and seek to protect each entity against cybersecurity risks and foster each entity’s ability to respond to cybersecurity events. Among other things, these programs generally involve maturity evaluations and assessments by third parties, vulnerability scanning, employee testing and training, technical and business team-focused tabletop exercises, incident response plans and data security assessments of third-party service providers as a part of vendor management.

Risks from cybersecurity threats, in the future may, among other things, cause material disruptions to our or our subsidiaries’ operations, which may materially affect our results of operations and/or financial condition. For more information about these risks, see the risk factor titled “Failures or interruptions in or breaches to our or our subsidiaries’ computer systems or information technology or communication infrastructure or those of our third party vendors could materially and adversely affect our or our subsidiaries’ operations” under Item 1A.

Governance

Our Board has assigned oversight of cybersecurity risk management to the Audit Committee. The Audit Committee regularly receives reports from our and our subsidiaries’ management, including our and our subsidiaries’ senior information technology (“IT”) leadership, and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

Senior IT leadership (generally, chief information officers and/or chief information security officers) at the parent company and each subsidiary are responsible for developing cybersecurity programs appropriate for their respective entities, including as may be required by applicable law or regulation. These individuals’ expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

Information regarding cybersecurity risks may be elevated from senior IT leadership through a variety of different channels, including discussions between or among subsidiary and parent company management, reports to subsidiary and parent company risk committees and reports to subsidiary and parent company boards and board committees. As noted above, the Audit Committee regularly receives reports on cybersecurity matters from our and our subsidiaries’ senior IT leadership.

Item 2. Properties.

Our corporate headquarters is located in leased office space in New York City. Information relating to our subsidiaries’ properties is contained under Item 1.

Item 3. Legal Proceedings.

Information on our legal proceedings is included in Note 18 of the Notes to Consolidated Financial Statements, included under Item 8.

Item 4. Mine Safety Disclosures.

Not applicable.
PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “L”.

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2023. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2018 and that all dividends were reinvested.

250
200
150
100
50
2018
2019
2020
2021
2022
2023
Loews Common Stock
S&P 500 Index
Loews Peer Group

	2018	2019	2020	2021	2022	2023
Loews Common Stock	100.0	115.89	100.03	128.92	130.74	156.60
S&P 500 Index	100.0	131.49	155.68	200.37	164.08	207.21
Loews Peer Group (a)	100.0	125.73	108.49	138.57	164.06	173.13

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2023 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	1,065,547	$40.43	5,197,276
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)Reflects 531,500 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan, 419,516 outstanding unvested time-based and/or performance-based restricted stock units (“RSUs”) and 114,531 deferred vested RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.
(b)We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 1, 2024, we had approximately 560 holders of record of our common stock.

Common Stock Repurchases

Our Board of Directors has authorized our management, as it deems appropriate, to purchase, in the open market, through privately negotiated transactions or otherwise, our outstanding common stock.

During the fourth quarter of 2023, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2023 - October 31, 2023	1,104,316	$63.40	N/A	N/A

November 1, 2023 - November 30, 2023	252,096	64.98	N/A	N/A

December 1, 2023 - December 31, 2023	785,300	68.45	N/A	N/A

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

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 15 of the Notes to Consolidated Financial Statements included under Item 8) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K.

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. With the exception of the discussions of Consolidated Financial Results, CNA Financial and Other Insurance Operations, as a result of the adoption Accounting Standards Update (“ASU”) 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts,” (“ASU 2018-12”), a discussion of changes in results of operations comparing the years ended December 31, 2022 and 2021 for Loews Corporation and its subsidiaries may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023.

As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021, which required changes to the measurement and disclosure of long-duration contracts. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31	2023	2022 (a)	2021 (a)
(In millions, except per share data)

CNA Financial	$1,094	$612	$1,061
Boardwalk Pipelines	283	247	235
Loews Hotels & Co	147	117	(14)
Corporate	(90)	(154)	280
Net income attributable to Loews Corporation	$1,434	$822	$1,562

Basic net income per share	$6.30	$3.39	$6.02

Diluted net income per share	$6.29	$3.38	$6.00

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

2023 Compared with 2022

Net income attributable to Loews Corporation for 2023 was $1.4 billion, or $6.29 diluted net income per share, compared to net income attributable to Loews Corporation of $822 million, or $3.38 diluted net income per share, in 2022.

Net income attributable to Loews Corporation for 2023 includes a $37 million after-tax charge for Corporate for the termination of a non-contributory defined benefit pension plan and a $36 million after-tax gain for Loews Hotels & Co related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

The increase in net income attributable to Loews Corporation in 2023 compared to 2022 was driven by improved results at CNA due to higher net investment income, improved underwriting income, lower investment losses, and a significantly lower unfavorable impact in 2023 from long-term care annual reserve reviews performed in the third quarter of each year. Additionally the parent company posted higher investment returns on equity securities and short-term investments.

Boardwalk Pipelines also contributed positively to Loews Corporation’s year-over-year results due to higher revenues due to re-contracting at higher rates and recently completed growth projects.

2022 Compared with 2021

Net income attributable to Loews Corporation decreased to $822 million, or $3.38 diluted net income per share, for 2022 as compared to $1.6 billion, or $6.00 diluted net income per share, in 2021.

Net income attributable to Loews Corporation for 2021 includes a net investment gain of $555 million ($438 million after tax) related to the sale of approximately 47% of Altium Packaging. Excluding the gain on sale of Altium Packaging, net income decreased $302 million in 2022 compared to 2021, driven by unfavorable limited partnership and common stock results, and net losses from sales of fixed income securities at CNA, partially offset by improved underwriting results and increased net investment income from fixed income securities for CNA and the significant improvement in results for Loews Hotels & Co due to the rebound in leisure travel. Net income for 2022 also included an increase to long term care reserves for CNA, primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions. Boardwalk Pipelines also contributed positively to Loews Corporation’s year-over-year results due to higher revenues from recently completed growth projects, re-contracting at higher rates and higher utilization-based revenues.

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2023, 2022 and 2021 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Year Ended December 31	2023	2022 (a)	2021 (a)
(In millions)

Revenues:
Insurance premiums	$9,480	$8,667	$8,175
Net investment income	2,264	1,805	2,159
Investment gains (losses)	(99)	(199)	120
Non-insurance warranty revenue	1,624	1,574	1,430
Other revenues	30	32	24
Total	13,299	11,879	11,908
Expenses:
Insurance claims and policyholders’ benefits	7,068	6,653	6,371
Amortization of deferred acquisition costs	1,644	1,490	1,443
Non-insurance warranty expense	1,544	1,471	1,328
Other operating expenses	1,398	1,339	1,191
Interest	127	112	113
Total	11,781	11,065	10,446
Income before income tax	1,518	814	1,462
Income tax expense	(313)	(133)	(278)
Net income	1,205	681	1,184
Amounts attributable to noncontrolling interests	(111)	(69)	(123)
Net income attributable to Loews Corporation	$1,094	$612	$1,061

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

2023 Compared with 2022

Net income attributable to Loews Corporation increased $482 million for 2023 as compared with 2022. The increase was primarily due to higher net investment income from limited partnership returns and fixed income securities, improved underwriting income and lower investment losses driven by the favorable change in fair value of non-redeemable preferred stock. Net income for 2022 also included a $186 million ($131 million after tax and noncontrolling interests) increase to long term care reserves primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions.

2022 Compared with 2021

Net income attributable to Loews Corporation decreased $449 million for 2022 as compared with 2021. The decrease was primarily driven by lower net investment income and investment losses in 2022 as compared with investment gains in 2021. Lower net investment income was driven by unfavorable limited partnership and common stock results and investment losses were driven by net losses on fixed maturity securities and the unfavorable change in fair value of non-redeemable preferred stock. Net income for 2022 also included a $186 million ($131 million after tax and noncontrolling interests) increase to long term care reserves primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions. These decreases to net income were partially offset by improved underwriting results and higher net investment income from fixed income securities for 2022 as compared with 2021. Catastrophe losses were $247 million ($174 million after tax and noncontrolling interests) for 2022 as compared with $397 million ($280 million after tax and noncontrolling interests) in 2021. Catastrophe losses for 2022 and 2021 were driven by severe weather related events, primarily Winter Storm Elliott and Hurricane Ian for 2022 and Hurricane Ida and Winter Storms Uri and Viola for 2021.

CNA’s Property & Casualty and Other Insurance Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long-term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and the results of certain property and casualty businesses in run-off, including CNA Re, asbestos and environmental pollution (“A&EP”), a legacy portfolio of excess workers’ compensation (“EWC”) policies and certain legacy mass tort reserves. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property & Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

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

The following tables summarize the results of CNA’s Property & Casualty Operations for the years ended December 31, 2023 and 2022.

Year Ended December 31, 2023	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$7,113	$6,120	$1,485	$14,718
Gross written premiums excluding third-party captives	3,800	5,994	1,485	11,279
Net written premiums	3,329	4,880	1,237	9,446
Net earned premiums	3,307	4,547	1,176	9,030
Underwriting gain	317	182	86	585
Net investment income	558	645	103	1,306
Core income	708	652	145	1,505

Other performance metrics:
Loss ratio excluding catastrophes and development	58.5%	61.5%	57.8%	59.9%
Effect of catastrophe impacts		4.5	2.5	2.6
Effect of development-related items	(0.3)	(0.1)	1.1
Loss ratio	58.2%	65.9%	61.4%	62.5%
Expense ratio	32.0	29.6	31.2	30.7
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.4%	96.0%	92.6%	93.5%
Combined ratio excluding catastrophes and development	90.7%	91.6%	89.0%	90.9%

Rate		7%	3%	5%
Renewal premium change	1%	10	6	7
Retention	88	84	83	85
New business	$481	$1,297	$302	$2,080

Year Ended December 31, 2022

Gross written premiums	$7,514	$5,170	$1,394	$14,078
Gross written premiums excluding third-party captives	3,814	5,056	1,394	10,264
Net written premiums	3,306	4,193	1,164	8,663
Net earned premiums	3,203	3,923	1,070	8,196
Underwriting gain	366	106	87	559
Net investment income	431	488	63	982
Core income	668	466	106	1,240

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	58.5%	60.0%
Effect of catastrophe impacts	0.1	5.6	2.2	3.0
Effect of development-related items	(1.3)	(0.7)	(1.2)	(1.0)
Loss ratio	57.4%	66.4%	59.5%	62.0%
Expense ratio	31.0	30.4	32.3	30.9
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.6%	97.3%	91.8%	93.2%
Combined ratio excluding catastrophes and development	89.8%	92.4%	90.8%	91.2%

Rate	6%	5%	6%	5%
Renewal premium change	7	8	11	8
Retention	86	86	81	86
New business	$548	$1,009	$319	$1,876

2023 Compared with 2022

Gross written premiums, excluding third-party captives, for Specialty decreased $14 million in 2023 as compared with 2022 driven by lower new business partially offset by strong retention. Net written premiums for Specialty increased $23 million in 2023 as compared with 2022. The increase in net earned premiums was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $950 million in 2023 as compared with 2022 driven by higher new business and rate. Net written premiums for Commercial increased $687 million in 2023 as compared with 2022. The increase in net earned premiums was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $91 million in 2023 as compared with 2022. Excluding the effect of foreign currency exchange rates, gross written premiums increased $102 million driven by favorable renewal premium change. Net written premiums for International increased $73 million in 2023 as compared with 2022. Excluding the effect of foreign currency exchange rates, net written premiums increased $74 million in 2023 as compared with 2022. The increase in net earned premiums was consistent with the trend in net written premiums for International.

Core income increased $265 million in 2023 as compared with 2022 driven by higher net investment income and improved underwriting results.

Catastrophe losses were $236 million in 2023 as compared with $247 million in 2022. For 2023 and 2022 Specialty had no catastrophe losses and $2 million of catastrophe losses, Commercial had catastrophe losses of $207 million and $222 million and International had catastrophe losses of $29 million and $23 million.

Favorable net prior year loss reserve development of $23 million and $96 million was recorded in 2023 and 2022. In 2023 and 2022, Specialty recorded favorable net prior year loss reserve development of $14 million and $40 million, Commercial recorded favorable net prior year loss reserve development of $22 million and $43 million and International recorded unfavorable net prior year loss reserve development of $13 million and favorable net prior year loss reserve development of $13 million. Further information on net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 1.8 points in 2023 as compared with 2022 primarily due to a 1.0 point increase in the expense ratio and a 0.8 point increase in the loss ratio. The increase in the expense ratio was driven by higher employee related and acquisition costs. The increase in the loss ratio was largely due to lower favorable net prior year loss reserve development.

Commercial’s combined ratio improved 1.3 points in 2023 as compared with 2022 due to a 0.8 point improvement in the expense ratio and a 0.5 point improvement in the loss ratio. The improvement in the expense ratio was driven by higher net earned premiums partially offset by higher employee related costs. The improvement in the loss ratio was driven by lower catastrophe losses, which were 4.5 points of the loss ratio in 2023, as compared with 5.6 points of the loss ratio in 2022, partially offset by lower favorable net prior year loss reserve development.

International’s combined ratio increased 0.8 points in 2023 as compared with 2022 due to a 1.9 point increase in the loss ratio partially offset by a 1.1 point improvement in the expense ratio. The increase in the loss ratio was driven by unfavorable net prior year loss reserve development of $13 million recorded for 2023 compared to favorable net prior year loss reserve development of $13 million recorded for 2022. Catastrophe losses were 2.5 points of the loss ratio for 2023, as compared with 2.2 points of the loss ratio for 2022. The improvement in the expense ratio was driven by higher net earned premiums and a favorable reinsurance acquisition related catch-up adjustment in the third quarter of 2023, partially offset by higher employee related costs.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2023, 2022 and 2021.

Years Ended December 31	2023	2022 (a)	2021 (a)
(In millions)

Net earned premiums	$451	$473	$491
Net investment income	958	823	981
Core loss	(221)	(404)	(96)

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the years ended December 31, 2022 and 2021 were adjusted by $(212) and $(18) as a result of adopting the standard. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

2023 Compared with 2022

Core results improved $183 million in 2023 as compared with 2022 primarily due to the unfavorable pretax impact of $181 million in 2022 as a result of the annual reserve reviews and higher net investment income, partially offset by long-term care policy buyouts in 2023. Policy buyouts generally result in an unfavorable impact on core results, as the cash payments are linked to higher statutory reserve levels. Excluding the impacts of long-term care policy buyouts, 2023 underwriting results are generally in line with reserving expectations.

Both years are inclusive of cash flow assumption updates as a result of the annual reserve review completed in the third quarter of each year. Cash flow assumption updates for 2023 resulted in an $8 million pretax increase in long-term care reserves. Adjusted to reflect the application of ASU 2018-12, the cash flow assumption updates for 2022 resulted in a $186 million pretax increase in long-term care reserves, primarily driven by the unfavorable impact of increased cost of care inflation, partially offset by favorable premium rate assumptions.

Core results for 2023 also include a $19 million charge related to office consolidation, and a $56 million charge related to unfavorable net prior year loss reserve development for legacy mass tort claims compared with a $51 million charge for legacy mass tort claims in 2022. Further information on net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

2022 Compared with 2021

Core results decreased $308 million in 2022 as compared with 2021 primarily due to the unfavorable impact of the 2022 annual reserve reviews and lower net investment income.

Cash flow assumption updates, as a result of the annual reserve reviews, for 2022 resulted in an $186 million pretax increase in long-term care reserves compared to a $3 million pretax increase in 2021.

The decreases to core results for 2022 were partially offset by favorability related to the A&EP Loss Portfolio Transfer (“LPT”) and the prior period recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”). The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in a benefit of $3 million in 2022 as compared to a charge of $25 million in 2021, both of which have no economic impact. For further information on the A&EP LPT and EWC LPT see Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Impact of CNA Office Consolidation on 2024 Results

In the first quarter of 2024, CNA committed to consolidate some of its offices. As a result, CNA anticipates a charge of approximately $16 million pretax in 2024 in Other Insurance Operations.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to Core Income

The following table reconciles net income attributable to Loews Corporation to core income for the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31	2023	2022 (a)	2021 (a)
(In millions)

Net income attributable to Loews Corporation	$1,094	$612	$1,061
Investment (gains) losses	79	154	(96)
Consolidating adjustments including noncontrolling interests	111	70	123
Total core income	$1,284	$836	$1,088

Core income (loss):
Property & Casualty Operations	$1,505	$1,240	$1,184
Other Insurance Operations	(221)	(404)	(96)
Total core income	$1,284	$836	$1,088

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. Core loss for Other Insurance Operations for the years ended December 31, 2022 and 2021 were adjusted by $(212) and $(18) as a result of adopting the standard. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

Boardwalk Pipelines

Overview

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids (“NGLs”) industry, providing transportation and storage for those commodities. It also provides ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines is not in the business of buying and selling natural gas and NGLs other than for system management purposes and to facilitate its ethane supply operations, but changes in natural gas and NGL prices may impact the volumes of natural gas or NGLs transported and stored by customers or the ethane supply requirements on its systems. The pricing contained in the purchase and sales agreements associated with the supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. Except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, Boardwalk Pipelines’ ethane supply services, like its other businesses, result in it having little to no direct commodity price exposure. Due to the capital-intensive nature of its business, Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in fuel and transportation expense, which are netted with fuel retained on our Consolidated Statements of Operations. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines’ operations and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule (“Mega Rule”) and Boardwalk Pipelines’ efforts to monitor, control and reduce emissions, as further discussed below.

On September 29, 2023, Boardwalk Pipelines acquired 100% of the equity interests of Bayou Ethane from Williams Field Services Group, LLC for $355 million in cash. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas. For further information see Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2023, approximately 89% of Boardwalk Pipelines’ revenues were derived from capacity reservation fees under firm contracts or from contracts with minimum volume commitments. The table below shows a rollforward of projected operating revenues under committed firm agreements in place as of December 31,

2022 to December 31, 2023, including agreements for transportation, storage, ethane supply and other services, over the remaining term of those agreements:

As of December 31, 2023
(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2022	$9,125
Adjustments for:
Actual revenues recognized from firm agreements in 2023 (a)	(1,356)
Firm agreements entered into or acquired in 2023	1,903
Total projected operating revenues under committed firm agreements as of December 31, 2023	$9,672

(a)Reflects an increase of $76 million in Boardwalk Pipelines’ actual 2023 revenues recognized from fixed fees under firm agreements as compared with its expected 2023 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2022, primarily due to an increase from contract renewals at higher rates that occurred in 2023. The Bayou Ethane acquisition also contributed $14.3 million to the increase.

During 2023, Boardwalk Pipelines entered into $1.9 billion of new firm agreements, of which approximately 16% were from new growth projects executed in 2023 and 9%, or $178 million, were from the agreements assumed as part of the Bayou Ethane acquisition. For firm agreements associated with new growth projects, the associated assets may not be placed into commercial service until sometime in the future. Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). As of December 31, 2023, Boardwalk Pipelines’ top ten customers under committed firm agreements comprised approximately 53% of its total projected operating revenues and the credit profile associated with Boardwalk Pipelines’ customers comprising the total projected operating revenues under committed firm agreements was 77% rated as investment grade, 7% rated as non-investment grade and 16% not rated.

Pipeline System Maintenance and Greenhouse Gases (“GHGs”) Emission Reduction Initiatives

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as HCAs, and MCAs, along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along Boardwalk Pipelines’ NGL pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas. These regulations have resulted in an overall increase in Boardwalk Pipelines’ ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which became effective on July 1, 2020. This regulation imposed numerous requirements, including MAOP reconfirmation through re-verification of all historical records for pipelines in service, which re-certification process may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. In 2021, PHMSA issued a final rule that will impose safety regulations related to onshore gas gathering lines and in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and in May 2023, PHMSA published a proposed rule that would enhance requirements for detecting and repairing leaks on new and existing natural gas distribution, gas transmission and gas gathering pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. In September 2023, PHMSA published a proposed rule that would enhance the safety requirements for gas distribution pipelines and would require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices.

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
•performing measurement surveys on all of Boardwalk Pipelines’ compressor stations at least twice a year, exceeding Environmental Protection Agency (“EPA”) requirements;
•using optical gas imaging cameras to scan natural gas piping and components at Boardwalk Pipelines’ compressor stations to visualize any leaks in real time;
•installing continuous monitoring emission detection equipment at three compression stations;
•employing experts in air emissions to develop and monitor efforts in reducing emissions;
•reducing methane emissions vented to the atmosphere from transmission pipeline blowdowns by using existing and portable compression and flaring when feasible;
•installing repair sleeves and composite wraps where appropriate to avoid pipeline blowdowns;
•exploring options to replace high-bleed natural gas pneumatic devices with low or zero flow bleed devices; and
•reducing methane emissions from rod packing seals on reciprocating compressors, where appropriate.

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

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipelines undertakes will affect the amounts it records as property, plant and equipment on the Consolidated Balance Sheets or recognizes as expenses, which impacts earnings. In 2024, Boardwalk

Pipelines expects to spend approximately $505 million to maintain its pipeline systems, comply with regulations and monitor, control and reduce its GHG emissions, of which approximately $215 million is expected to be maintenance capital. In 2023, Boardwalk Pipelines spent $446 million on these matters, of which $165 million was recorded as maintenance capital.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2023 and 2022 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

Year Ended December 31	2023	2022
(In millions)

Revenues:
Operating revenues and other	$1,625	$1,446
Interest income	11
Total	1,636	1,446
Expenses:
Operating and other:
Operating costs and expenses	696	554
Depreciation and amortization	412	396
Interest	155	166
Total	1,263	1,116
Income before income tax	373	330
Income tax expense	(90)	(83)
Net income attributable to Loews Corporation	$283	$247
EBITDA	$929	$892

2023 Compared with 2022

Net income attributable to Loews Corporation and EBITDA increased $36 million and $37 million in 2023 as compared with 2022, primarily due to the reasons discussed below.

Total revenues increased $190 million in 2023 as compared with 2022. Including fuel and transportation expenses and product costs, operating revenues increased $88 million. Boardwalk Pipelines’ transportation revenues increased $71 million, primarily due to re-contracting at higher rates and recently completed growth projects, storage and parking and lending revenues increased $23 million due to favorable market conditions and the Bayou Ethane acquisition contributed $11 million, resulting from product sales of $99 million and product costs of $88 million. These increases were partially offset by $9 million from lower sales of other NGL products.

Operating costs and expenses increased $142 million in 2023 as compared with 2022. Excluding expenses and product costs offset with operating revenues, operating costs and expenses increased $51 million primarily due to increased costs from maintenance projects associated with the requirements of the Mega Rule, higher materials and supplies, outside services and employee-related costs and expenses from the Bayou Ethane acquisition.

Depreciation and amortization expense increased $16 million in 2023 as compared with 2022 primarily due to an increased asset base from recently completed growth projects, the Bayou Ethane acquisition and a change in the estimated life of certain assets.

Interest expense decreased $11 million in 2023 as compared with 2022, primarily due to lower average outstanding long-term debt.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the years ended December 31, 2023 and 2022:

Year Ended December 31	2023	2022
(In millions)

Net income attributable to Loews Corporation	$283	$247
Interest, net	144	166
Income tax expense	90	83
Depreciation and amortization	412	396
EBITDA	$929	$892

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2023 and 2022 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2023	2022
(In millions)

Revenues:
Operating revenue	$678	$596
Gain on acquisition of a joint venture	46
Revenues related to reimbursable expenses	128	125
Total	852	721
Expenses:
Operating and other:
Operating	558	483
Asset impairments	12	25
Reimbursable expenses	128	125
Depreciation and amortization expense	69	64
Equity income from joint ventures	(129)	(148)
Interest	14	11
Total	652	560
Income before income tax	200	161
Income tax expense	(53)	(44)
Net income attributable to Loews Corporation	$147	$117

2023 Compared with 2022

Net income attributable to Loews Corporation improved by $30 million in 2023 as compared with 2022. Results for 2023 include a gain of $46 million ($36 million after tax) related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

Operating revenues improved by $82 million and operating expenses increased by $75 million in 2023 as compared with 2022. The increase in operating revenues was driven by consolidating the results of a property previously accounted for under the equity method and a higher overall occupancy level at owned hotels. The increase in operating expenses was largely due to consolidating the results of a property previously accounted for under the equity method in addition to increased staffing costs and higher property taxes.

Equity income from joint ventures decreased $19 million in 2023 as compared to 2022. The overall occupancy level at joint venture properties was lower in 2023 as compared to 2022, while average daily rates increased nominally for 2023 compared to 2022. Expenses at joint venture properties increased in 2023 compared to 2022, largely due to increased staffing costs, as well as higher insurance, property taxes and interest costs.

In 2023 and 2022, Loews Hotels & Co recorded impairment charges of $12 million and $25 million to reduce the carrying value of certain assets to their estimated fair value.

Interest expense for 2023 increased $3 million as compared with 2022 due primarily to consolidating the results of a property previously accounted for under the equity method, and a lower favorable impact from interest rate caps, offset by the increase in capitalized interest on projects under development.

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short-term investments held at the Parent Company to meet current and future liquidity needs, as well as results of the trading portfolio held at the Parent Company. Corporate also includes the equity method of accounting for Altium Packaging.

The following table summarizes the results of operations for Corporate for the years ended December 31, 2023 and 2022 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2023	2022
(In millions)

Revenues:
Net investment income (loss)	$114	$(7)
Operating revenues and other		5
Total	114	(2)
Expenses:
Operating and other	120	91
Equity method loss	9	9
Interest	80	89
Total	209	189
Loss before income tax	(95)	(191)
Income tax benefit	5	37
Net loss attributable to Loews Corporation	$(90)	$(154)

2023 Compared with 2022

Net investment income for the Parent Company was $114 million in 2023 as compared with net investment loss of $7 million in 2022, primarily due to higher income from short-term investments and fixed maturity securities and the favorable change in the fair value of equity based investments in the trading portfolio.

Operating and other expenses increased $29 million in 2023 as compared with 2022. These increases were primarily due to a settlement expense of $47 million in 2023 to recognize previously unrealized losses, which were included in AOCI, due to the termination of a non-contributory defined benefit plan. This increase is partially offset by higher legal fees and corporate overhead expenses in 2022. For additional information on the settlement expense see Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

Interest expenses decreased $9 million in 2023 as compared with 2022, due to the retirement of the Parent Company’s $500 million aggregate principal amount of its 2.6% senior notes in May of 2023.

The lower income tax benefit in 2023, as compared to 2022, included an adjustment to deferred state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $2.6 billion at December 31, 2023 as compared to $3.2 billion at December 31, 2022. In 2023, we received $1.0 billion in cash dividends from our subsidiaries, including a special cash dividend of $293 million from CNA. Cash outflows in 2023 included the payment of $849 million to fund treasury stock purchases, $500 million to retire at maturity the outstanding aggregate principal amount of our 2.6% senior notes, $57 million of cash dividends to our shareholders, $178 million to purchase common shares of CNA and equity contributions of $38 million to Loews Hotels & Co. In March of 2024, we will receive cash dividends of $606 million from CNA. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. In 2023, we purchased 14.0 million shares of Loews Corporation common stock and 4.5 million shares of CNA’s common stock. As of February 2, 2024, there were 222,201,139 shares of Loews Corporation common stock outstanding.

Loews Corporation has a corporate credit and senior debt rating of A with a stable outlook from S&P Global Ratings (“S&P”), a senior debt rating of A3 with a stable outlook from Moody’s Investors Service (“Moody’s”) and a senior debt rating of A- with a stable outlook from Fitch Ratings Inc. (“Fitch”).

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or purchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $2.3 billion in 2023 and $2.5 billion in 2022. The decrease in cash provided by operating activities was driven by higher net claim payments, which includes long-term care policy buyouts of $193 million and higher operating expenses, partially offset by an increase in premiums collected.

CNA paid cash dividends of $2.88 per share on its common stock, including a special cash dividend of $1.20 per share, in 2023. On February 2, 2024, CNA’s Board of Directors declared a quarterly cash dividend of $0.44 per share and a special cash dividend of $2.00 per share payable March 7, 2024 to shareholders of record on February 20, 2024. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2023, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2024 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $1.1 billion in 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In 2023, CNA completed a public offering of $500 million aggregate principal amount of its 5.5% senior notes due June 15, 2033 and repaid at maturity the $243 million outstanding aggregate principal balance of its 7.3% debenture.

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

Boardwalk Pipelines’ cash provided by operating activities increased $91 million in 2023 compared to 2022, primarily due to changes in net income adjusted for depreciation and amortization.

For 2023 and 2022, Boardwalk Pipelines’ capital expenditures were $382 million and $344 million, consisting of growth capital expenditures of $218 million and $180 million and maintenance capital expenditures of $164 million and $157 million. During 2022, Boardwalk Pipelines also spent $7 million on natural gas to be used in its integrated natural gas pipeline system. Boardwalk Pipelines expects total capital expenditures to be approximately $420 million in 2024, including approximately $215 million for maintenance capital and $205 million related to growth projects. During 2023, Boardwalk Pipelines acquired Bayou Ethane for $355 million.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash on hand, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2024. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects or acquisitions, to refinance maturing debt or for general partnership purposes. Boardwalk Pipelines has an effective shelf registration statement on file with the SEC under which it may publicly issue $1.5 billion of debt securities, warrants or rights from time to time. Boardwalk Pipelines has $600 million outstanding aggregate principal amount of its 5.0% notes maturing in December of 2024, which it expects to retire near or at maturity through available capital resources, including borrowing under its revolving credit facility or publicly issuing debt securities.

In June of 2023, Boardwalk Pipelines’ amended its revolving credit facility to extend the maturity date by one year to May 26, 2028. As of December 31, 2023, Boardwalk Pipelines had $25 million of outstanding borrowings and $975 million of available borrowing capacity under its revolving credit facility.

In December of 2023, Boardwalk Pipelines paid a distribution of $300 million to the Company.

Boardwalk Pipelines has a senior debt rating of BBB- with a stable outlook from S&P, a senior debt rating of Baa2 with a stable outlook from Moody’s and a senior debt rating of BBB with a stable outlook from Fitch.

As of December 31, 2023, Loews Hotels & Co, through its subsidiaries, had $532 million in mortgage loans that mature within twelve months. Loews Hotels & Co currently intends to refinance or exercise options to extend these loans prior to maturity. Refinancing or extending any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

In 2023, Loews Hotels & Co received capital contributions of $38 million from Loews Corporation to fund development projects.

Contractual Obligations

We and our subsidiaries have contractual obligations which arise in the ordinary course of business. For a discussion regarding the obligations related to our and our subsidiaries long-term debt see Note 12 of the Notes to Consolidated Financial Statements included under Item 8. For contractual payment obligations related to the claim and claim adjustment expense reserves and future policy benefit reserves see the table below:

	Payments Due by Period
December 31, 2023	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Claim and claim adjustment expense
reserves (a)	$23,864	$5,417	$6,441	$3,448	$8,558
Future policy benefit reserves (b)	27,964	733	1,435	1,629	24,167

(a)The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2023. See the Insurance Reserves section of this MD&A for further information.
(b)The future policy benefit reserves reflected above are not discounted, include maintenance costs, represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums and are based on its assessment of facts and circumstances known as of December 31, 2023. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

Further information on our commitments, contingencies and guarantees is provided in the Notes to Consolidated Financial Statements included under Item 8.

INVESTMENTS

Investment activities of our non-insurance subsidiaries primarily consist of investments in fixed income securities, including short-term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments. Certain of these types of Parent Company investments generally have greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate.

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

Year Ended December 31	2023	2022
(In millions)

Fixed income securities:
Taxable fixed income securities	$1,798	$1,585
Tax-exempt fixed income securities	178	244
Total fixed income securities	1,976	1,829
Limited partnership and common stock investments	202	(31)
Other, net of investment expense	86	7
Net investment income	$2,264	$1,805

Effective income yield for the fixed income securities
portfolio	4.7%	4.4%
Limited partnership and common stock return	9.4%	(1.4)%

CNA’s net investment income increased $459 million in 2023 as compared with 2022, driven by favorable limited partnership returns and higher income from fixed income securities as a result of the rising interest rate environment.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Year Ended December 31	2023	2022
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(57)	$(89)
States, municipalities and political subdivisions	10	26
Asset-backed	(44)	(34)
Total fixed maturity securities	(91)	(97)
Non-redeemable preferred stock	4	(116)
Derivatives, short-term and other	(12)	14
Total investment losses	(99)	(199)
Income tax benefit	20	45
Amounts attributable to noncontrolling interests	8	16
Investment losses attributable to Loews Corporation	$(71)	$(138)

CNA’s investment losses decreased $100 million in 2023 as compared with 2022, driven by the favorable change in fair value of non-redeemable preferred stock.

Additionally, Derivatives, short-term and other for 2022 included an $18 million non-economic net gain related to the novation of a coinsurance agreement on CNA’s legacy annuity business in its Other Insurance Operations and the associated funds withheld embedded derivative. The coinsurance agreement was novated in the fourth quarter of 2022.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2023		December 31, 2022
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,795	$(298)	$2,419	$(336)
AAA	2,727	(169)	2,398	(208)
AA	6,444	(420)	6,342	(663)
A	9,910	(223)	9,043	(531)
BBB	16,670	(744)	15,651	(1,447)
Non-investment grade	1,879	(119)	1,774	(219)
Total	$40,425	$(1,973)	$37,627	$(3,404)
As of December 31, 2023 and 2022, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion and $0.3 billion of pre-funded municipal bonds as of December 31, 2023 and 2022.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,273	$309
AAA	1,524	261
AA	3,817	658
A	5,652	517
BBB	11,523	1,095
Non-investment grade	942	155
Total	$25,731	$2,995

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2023	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$974	$33
Due after one year through five years	8,197	468
Due after five years through ten years	8,058	1,058
Due after ten years	8,502	1,436
Total	$25,731	$2,995

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

The following tables present the estimated fair value and net unrealized gains (losses) of CNA’s commercial mortgage-backed securities by property type and by ratings distribution:

December 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage-backed:
Single asset, single borrower:
Office	$306	$(70)
Retail	283	(28)
Lodging	227	(23)
Industrial	93	(4)
Multifamily	59	(3)
Total single asset, single borrower	968	(128)
Conduits (multi property, multi borrower pools)	663	(95)
Total commercial mortgage-backed	$1,631	$(223)

December 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage backed:
AAA	$570	$(27)
AA	594	(95)
A	202	(30)
BBB	216	(45)
Non-investment grade	49	(26)
Total commercial mortgage-backed	$1,631	$(223)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within CNA’s corporate and other bonds portfolio by property type and by ratings distribution:

December 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
Retail	$515	$(25)
Office	250	(20)
Industrial	99	(1)
Other (a)	452	(22)
Total corporate and other bonds - REITs	$1,316	$(68)

(a)	Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

December 31, 2023	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
AA	$10
A	285	$(3)
BBB	994	(64)
Non-investment grade	27	(1)
Total corporate and other bonds - REITs	$1,316	$(68)

Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value ratios (“LTV”). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of December 31, 2023 the allowance for expected credit losses on CNA’s mortgage portfolio was $35 million, or 3.3% of its amortized cost basis.

The following table presents the amortized cost basis of mortgage loans by property type:

December 31, 2023	Amortized Cost	Percentage of Total
(In millions, except %)

Mortgage loans:
Retail	$520	48%
Office	245	23
Industrial	124	12
Other	181	17
Total mortgage loans	1,070	100%
Less: Allowance for expected credit losses	(35)
Total mortgage loans - net of allowance	$1,035

In addition to the mortgage loan portfolio, CNA invests in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities and are largely investment grade quality. As of December 31, 2023, these holdings had an estimated fair value of $479 million and net unrealized losses of $87 million.

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

A further consideration in the management of CNA’s investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long-term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support the long-term care and structured settlement liabilities in Other Insurance Operations.

The effective durations of CNA’s fixed income securities and short-term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	December 31, 2023		December 31, 2022
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$15,137	10.2	$14,511	9.9
Other investments	27,981	4.5	25,445	4.7
Total	$43,118	6.5	$39,956	6.6

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

INSURANCE RESERVES

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations and equity and CNA’s equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Notes 8 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

There is a risk that CNA’s recorded reserves are insufficient to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses. Unforeseen emerging or potential claims and coverage issues are also difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve increases.

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

Establishing Property & Casualty Reserve Estimates

In developing claim and claim adjustment expense reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group typically can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

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

Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, E&O, employment practices, fiduciary, fidelity, cyber and surety coverages and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.7 billion as of December 31, 2023.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimates is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $250 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $250 million. Net reserves for workers’ compensation were approximately $3.6 billion as of December 31, 2023.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $250 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $150 million. Net reserves for general liability were approximately $4.2 billion as of December 31, 2023.

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

The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2023	2022
(In millions)

Gross Case Reserves	$5,759	$5,502
Gross IBNR Reserves	14,184	13,174
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$19,943	$18,676

Net Case Reserves	$4,978	$4,805
Net IBNR Reserves	12,235	11,191
Total Net Carried Claim and Claim Adjustment Expense Reserves	$17,213	$15,996

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including CNA Re and A&EP:

December 31	2023	2022
(In millions)

Gross Case Reserves	$1,353	$1,428
Gross IBNR Reserves	1,333	1,321
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,686	$2,749

Net Case Reserves	$129	$137
Net IBNR Reserves	239	202
Total Net Carried Claim and Claim Adjustment Expense Reserves	$368	$339

Life & Group Policyholder Reserves

CNA’s Life & Group business includes its run-off long-term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long-term care policies may provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and CNA has the ability to increase policy premiums, subject to state regulatory approval.

CNA maintains future policy benefit reserves for its long-term care policies. Future policy benefit reserves for long-term care policies relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. In developing the future policy benefit reserves, CNA’s actuaries perform a reserve review on an annual basis. During the annual review, historical policyholder morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expense experience is reviewed and compared to the current best estimate actuarial assumption set for potential revision. On a quarterly basis, actuaries perform experience studies that monitor the appropriateness of best estimate actuarial assumptions against emerging experience to assess whether any updates to those assumptions are warranted. The determination of these reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policies. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk. In addition, claim and claim adjustment expense reserves are maintained for CNA’s structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for CNA’s structured settlement obligations, CNA’s actuaries monitor mortality and expense experience on an annual basis. CNA’s recorded claim and claim adjustment expense reserves reflect CNA’s best estimate after incorporating the results of the most recent reviews. Claim and claim adjustment expense reserves for structured settlement obligations are discounted as discussed in Note 1 to the Consolidated Financial Statements included under Item 8.

The actuarial assumptions related to future policy benefit reserves for long-term care policies that management believes are subject to the most variability are morbidity, persistency and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, CNA’s long-term care reserves may be subject to material increases if actual experience develops adversely to its expectations.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its liability for future policyholder benefits reserve assumptions. CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

For the year ended December 31, 2023	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$275
5% increase in morbidity	600
Persistency:
5% decrease in active life mortality and lapse	$150
10% decrease in active life mortality and lapse	300
Premium rate actions:
25% decrease in anticipated future premium rate increases	$25
50% decrease in anticipated future premium rate increases	50

As part of the annual reserve review, statutory long-term care reserve adequacy is evaluated by premium deficiency testing, by comparing carried statutory reserves with best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2023, statutory long-term care margin increased $1.3 billion, primarily driven by a more favorable interest rate environment resulting in a higher yielding investment portfolio.

The following tables summarize policyholder reserves for CNA’s long-term care operations:

December 31, 2023	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long-term care		$13,959	$13,959
Structured settlement annuities and other	$582		582
Total	582	13,959	14,541
Ceded reserves	93		93
Total gross reserves	$675	$13,959	$14,634

December 31, 2022

Long-term care (a)(b)		$13,480	$13,480
Structured settlement annuities and other	$594		594
Total	594	13,480	14,074
Ceded reserves	101		101
Total gross reserves	$695	$13,480	$14,175

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

(b)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023 the long-term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $236 million and $247 million were recorded for the years ended December 31, 2023 and 2022. Catastrophe losses for the years ended December 31, 2023 and 2022 were driven by severe weather related events, primarily Winter Storm Elliott and Hurricane Ian for 2022.

CNA uses various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. CNA generally seeks to manage its exposure through the purchase of catastrophe reinsurance and utilize various reinsurance programs to mitigate catastrophe losses, including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. CNA conducts an ongoing review of its risk and catastrophe reinsurance coverages and from time to time makes changes as it deems appropriate.

The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2024.

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

Group Workers’ Compensation Treaty

CNA also purchased corporate Workers’ Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2024 to January 1, 2025 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty provides $775 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.

Terrorism Risk Insurance Program Reauthorization Act of 2019

CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2024. Under the current provisions of the program, in 2024 the federal government will reimburse 80% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2023 earned premiums, CNA’s estimated deductible under the program is $1.1 billion for 2024. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long-term care policies and the reserves are recorded as Future policy benefits reserves as discussed below. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Insurance Reserves section of this MD&A.

Long Term Care Reserves

Future policy benefits reserves for long-term care policies are based on certain actuarial assumptions, including morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring an increase to reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. In addition, regulatory approval may not be received for the level of premium rate increases requested. The reserving process is discussed in further detail in the Insurance Reserve section of this MD&A.

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

Additionally, exposure exists with respect to the collectibility of amounts due from customers on other receivables. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due, currently as well as in the future, historical business default data, management’s experience and current and forecast economic conditions.

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

CNA’s fixed maturity securities are subject to market declines below amortized cost that may result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not an impairment loss is recognized in earnings include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment is required in the determination of whether a credit loss has occurred for a security. CNA considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long-term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether CNA expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.

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

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted, please read Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

RECENT TAX LEGISLATION

Corporate Alternative Minimum Tax

The Inflation Reduction Act was enacted on August 16, 2022, and includes, among other provisions, a new 15% corporate alternative minimum tax (“CAMT”), effective January 1, 2023, imposed on the adjusted financial statement income (“AFSI”) of an applicable corporation whose average annual AFSI over three prior years exceeds $1 billion. Based on interpretations of the CAMT and current guidance, the Company believes that the CAMT has no impact on its consolidated financial results for the year ended December 31, 2023. The Company will continue to monitor as additional technical guidance from the U.S. Department of Treasury, including forthcoming proposed regulations, becomes available.

Pillar Two

The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting has introduced rules to establish a global minimum corporate tax rate of 15%, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The Company is currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which it operates.

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

The sensitivity analysis estimates the change in the fair value of interest sensitive assets and liabilities that were held on December 31, 2023 and 2022 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our and our subsidiaries’ debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $341 million and $344 million at December 31, 2023 and 2022. The impact of a 100 basis point decrease would result in an increase in market value of $363 million and $368 million at December 31, 2023 and 2022. At December 31, 2023 and 2022, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would result in a $2 million increase interest expense.

Equity Price Risk – We and our subsidiaries have exposure to equity price risk as a result of investments in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2023 and 2022, with all other variables held constant. For limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of the portfolio and indices with similar strategies relative to the S&P 500.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We and our subsidiaries have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2023 and 2022, with all other variables held constant.

Commodity Price Risk – We and our subsidiaries have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2023 and 2022.

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

The following tables present the estimated effects on the fair value of our and our subsidiaries’ financial instruments as of December 31, 2023 and 2022 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

		Increase (Decrease)
December 31, 2023	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$201	$(3)
Equity securities – long	366		$(91)
– short	(62)		15
Options – purchased	1		35
Other invested assets	8
Short-term investments	2,109	(6)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2023	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$40,425	$(2,779)	$(638)
Equity securities	683	(14)		$(48)
Limited partnership investments	2,174		(1)	(217)
Other invested assets	81		(15)
Mortgage loans	997	(34)
Short-term investments	2,287	(2)	(38)
Other derivatives	14	4	3	29

Trading portfolio:

		Increase (Decrease)
December 31, 2022	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$70
Equity securities – long	465		$(116)
– short	(82)		20
Other invested assets	7		(3)
Short-term investments	2,672	$(6)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2022	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$37,627	$(2,603)	$(532)
Equity securities	674	(18)		$(46)
Limited partnership investments	1,954			(200)
Other invested assets	78		(14)
Mortgage loans	973	(38)
Short-term investments	2,182	(2)	(41)
Other derivatives	21	6	2	42

Changes in discount rates used to measure CNA’s liability for future policyholder benefits (“LFPB”) would reduce the impact of the decrease in Fixed maturity securities within Other comprehensive income. The carrying value of the LFPB was $14.0 billion and $13.5 billion as of December 31, 2023 and 2022. The estimated decrease in the carrying value of the LFPB as of December 31, 2023 and 2022 due to an increase in yield rates of 100 basis points was $1.5 billion. The change in the carrying value of the LFPB due to interest rate changes was estimated by discounting the expected future cash flows.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 6, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for measurement and disclosure of long-duration contracts.

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

New York, New York
February 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for measurement and disclosure of long-duration contracts effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021, due to adoption of ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting For Long-Duration Contracts.

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

Claim and claim adjustment expense reserves – Property & Casualty — Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The estimation of property and casualty claim and claim adjustment expense reserves (“P&C claim and claim adjustment expense reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating

P&C claim and claim adjustment expense reserves is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Modest changes in judgments and assumptions can materially impact the valuation of these liabilities, particularly for claims with longer-tailed exposures such as workers’ compensation, general liability and professional liability claims and certain shorter-tailed exposures, such as surety.

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

•With the assistance of our actuarial specialists:

◦We developed a range of independent estimates of P&C claim and claim adjustment expense reserves and compared the recorded reserves to our range of estimates.

◦We performed a retrospective review which involved comparing our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of P&C claim and claim adjustment expense reserves.

Future policy benefit reserves – Long Term Care — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The estimation of long term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including morbidity and persistency (inclusive of mortality).

Estimating future experience for long term care policies is subject to significant estimation risk as the required projection period spans several decades. Morbidity and persistency experience can be volatile and modest changes in each of these assumptions can materially impact the valuation of these liabilities.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to LTC future policy benefit reserves included the following, among others:

•We tested the effectiveness of controls related to the determination of LTC future policy benefit reserves, including those controls related to the estimation of and management’s review of LTC future policy benefit reserves and determination of key assumptions.

•We tested the underlying data, including demographic and historical claims data, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•With the assistance of our actuarial specialists:

◦We independently recalculated cohort level LTC future policy benefit reserves and compared our estimates to the recorded reserves.

◦We evaluated the judgments made by management in setting assumptions, including comparing those assumptions to the Company’s historical experience used as the basis for setting those assumptions.

◦For a sample of policies, we evaluated management’s estimate of future cash flows. This included confirming that assumptions were applied as intended.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 6, 2024

We have served as the Company's auditor since 1969.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2023	2022
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $42,615 and $41,102, less allowance for credit loss of $16 and $1	$40,626	$37,697

Equity securities, cost of $1,015 and $1,161	1,050	1,139

Limited partnership investments	2,174	1,954

Other invested assets, primarily mortgage loans, less allowance for credit loss of $35 and $24	1,123	1,124

Short-term investments	4,396	4,854

Total investments	49,369	46,768

Cash	399	532

Receivables	9,660	9,403

Property, plant and equipment	10,718	10,027

Goodwill	347	346

Deferred non-insurance warranty acquisition expenses	3,661	3,671

Deferred acquisition costs of insurance subsidiaries	896	806

Other assets	4,147	4,014

Total assets	$79,197	$75,567

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2023	2022
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$23,304	$22,120
Future policy benefits	13,959	13,480
Unearned premiums	6,933	6,374
Total insurance reserves	44,196	41,974

Payable to brokers	79	133
Short-term debt	1,084	854
Long-term debt	7,919	8,165
Deferred income taxes	398	243
Deferred non-insurance warranty revenue	4,694	4,714
Other liabilities	4,302	4,283
Total liabilities	62,672	60,366

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 222,268,150 and 236,159,866 shares	2	2
Additional paid-in capital	2,589	2,748
Retained earnings	15,617	14,931
Accumulated other comprehensive loss	(2,497)	(3,320)
	15,711	14,361
Less treasury stock, at cost (100,000 and 198,875 shares)	(7)	(12)
Total shareholders’ equity	15,704	14,349
Noncontrolling interests	821	852
Total equity	16,525	15,201
Total liabilities and equity	$79,197	$75,567

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2023	2022	2021
(In millions, except per share data)

Revenues:
Insurance premiums	$9,480	$8,667	$8,175
Net investment income	2,395	1,802	2,259
Investment gains (losses) (Note 3)	(53)	(199)	660
Non-insurance warranty revenue	1,624	1,574	1,430
Operating revenues and other	2,455	2,200	2,133
Total	15,901	14,044	14,657

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $(88), $(214), and $(8)	7,068	6,653	6,371
Amortization of deferred acquisition costs	1,644	1,490	1,443
Non-insurance warranty expense	1,544	1,471	1,328
Operating expenses and other	3,393	3,077	2,957
Equity method income	(120)	(139)	(26)
Interest	376	378	424
Total	13,905	12,930	12,497
Income before income tax	1,996	1,114	2,160
Income tax expense	(451)	(223)	(475)
Net income	1,545	891	1,685
Amounts attributable to noncontrolling interests	(111)	(69)	(123)
Net income attributable to Loews Corporation	$1,434	$822	$1,562

Basic net income per share	$6.30	$3.39	$6.02

Diluted net income per share	$6.29	$3.38	$6.00

Basic weighted average number of shares outstanding	227.48	242.83	259.67

Diluted weighted average number of shares outstanding	227.81	243.28	260.20

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2023	2022	2021
(In millions)

Net income	$1,545	$891	$1,685

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(5)	(5)	(2)
Net unrealized gains (losses) on other investments	1,125	(6,097)	(987)
Total unrealized gains (losses) on investments	1,120	(6,102)	(989)
Impact of changes in discount rates used to measure long-duration contract liabilities	(318)	3,959	941
Unrealized gains (losses) on cash flow hedges	(5)	20	17
Pension and postretirement benefits	104	15	266
Foreign currency translation	60	(111)	(20)

Other comprehensive income (loss)	961	(2,219)	215

Comprehensive income (loss)	2,506	(1,328)	1,900

Amounts attributable to noncontrolling interests	(188)	150	(142)

Total comprehensive income (loss) attributable to Loews Corporation	$2,318	$(1,178)	$1,758

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2021, as reported	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Cumulative effect adjustments from changes in accounting standard (Note 1)	(2,346)			(5)	(2,097)		(244)
Balance, January 1, 2021, as adjusted	16,835	3	3,133	14,145	(1,516)	(7)	1,077
Net income	1,685			1,562			123
Other comprehensive income	215				196		19
Dividends paid ($0.25 per share)	(129)			(65)			(64)
Purchase of subsidiary stock from noncontrolling interests	(18)						(18)
Purchases of Loews Corporation treasury stock	(1,132)					(1,132)
Retirement of treasury stock	—	(1)	(246)	(889)		1,136
Stock-based compensation	15		(2)				17
Other	—			1			(1)
Balance, December 31, 2021	$17,471	$2	$2,885	$14,754	$(1,320)	$(3)	$1,153
Net income	891			822			69
Other comprehensive loss	(2,219)				(2,000)		(219)
Dividends paid ($0.25 per share)	(159)			(61)			(98)
Purchase of subsidiary stock from noncontrolling interests	(66)		4				(70)
Purchases of Loews Corporation treasury stock	(738)					(738)
Retirement of treasury stock	—		(146)	(583)		729
Stock-based compensation	21		3				18
Other	—		2	(1)			(1)
Balance, December 31, 2022	$15,201	$2	$2,748	$14,931	$(3,320)	$(12)	$852

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2022	$15,201	$2	$2,748	$14,931	$(3,320)	$(12)	$852
Net income	1,545			1,434			111
Other comprehensive income	961				884		77
Dividends paid ($0.25 per share)	(131)			(57)			(74)
Purchase of subsidiary stock from noncontrolling interests	(202)		27		(61)		(168)
Purchases of Loews Corporation treasury stock	(852)					(852)
Retirement of treasury stock	—		(164)	(693)		857
Stock-based compensation	26		3				23
Other	(23)		(25)	2
Balance, December 31, 2023	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2023	2022	2021
(In millions)

Operating Activities:

Net income	$1,545	$891	$1,685
Adjustments to reconcile net income to net cash provided by operating activities:
Investment (gains) losses	53	199	(660)
Equity method investees	18	236	(74)
Amortization of investments	(191)	(129)	(81)
Depreciation and amortization	538	509	515
Provision for deferred income taxes	127	(50)	209
Other non-cash items	109	90	81
Changes in operating assets and liabilities, net:
Receivables	(268)	(316)	(1,409)
Deferred acquisition costs	(85)	(79)	(30)
Insurance reserves	1,667	2,058	2,485
Other assets	(88)	(391)	(946)
Other liabilities	(95)	137	897
Trading securities	577	159	(49)
Net cash flow provided by operating activities	3,907	3,314	2,623

Investing Activities:

Purchases of fixed maturities	(6,616)	(9,821)	(9,307)
Proceeds from sales of fixed maturities	4,029	5,909	3,816
Proceeds from maturities of fixed maturities	1,334	2,358	4,464
Purchases of equity securities	(293)	(294)	(304)
Proceeds from sales of equity securities	317	509	316
Purchases of limited partnership investments	(402)	(337)	(440)
Proceeds from sales of limited partnership investments	231	171	307
Purchases of property, plant and equipment	(686)	(660)	(482)
Acquisitions	(401)
Dispositions		16	80
(Investment in) sale of interest in Altium Packaging		(79)	417
Change in short-term investments	(80)	(27)	(141)
Other, net	(178)	(92)	87
Net cash flow used by investing activities	$(2,745)	$(2,347)	$(1,187)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2023	2022	2021
(In millions)

Financing Activities:

Dividends paid	$(57)	$(61)	$(65)
Dividends paid to noncontrolling interests	(74)	(98)	(64)
Purchases of Loews Corporation treasury stock	(849)	(729)	(1,136)
Purchases of subsidiary stock from noncontrolling interests	(202)	(66)	(18)
Principal payments on debt	(878)	(640)	(1,193)
Issuance of debt	778	573	1,199
Other, net	(18)	(16)	(12)
Net cash flow used by financing activities	(1,300)	(1,037)	(1,289)

Effect of foreign exchange rate on cash	5	(19)	(4)

Net change in cash	(133)	(89)	143
Cash, beginning of year	532	621	478
Cash, end of year	$399	$532	$621

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation − Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an approximately 92% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its consolidated subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

On April 1, 2021, Loews Corporation sold approximately 47% of Altium Packaging LLC (“Altium Packaging”), previously an approximately 99% owned subsidiary. See Note 2 for further discussion.

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

Investments – Fixed maturity securities are classified as either available-for-sale or trading, and as such, they are carried at fair value. Short-term investments are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value of available-for-sale securities are reported as a component of Other comprehensive income.

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

Equity securities are carried at fair value. Non-redeemable preferred stock investments contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, the changes in fair value of non-redeemable preferred stock are not considered to be reflective of its primary operations. As such, the changes in the fair value of these securities are recorded through Investment gains (losses) on the Consolidated Statements of Operations. Common stock is owned with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income (loss).

Carrying value of investments in limited partnerships is the owner’s share of the net asset value of each partnership, as determined by the general partner. Certain partnerships for which results are not available on a timely basis are reported on a lag, primarily three months or less. These investments are accounted for under the equity method and changes in net asset values are recorded within Net investment income on the Consolidated Statements of Operations.

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

Equity method investments – Loews Hotels & Co has interests in operating joint ventures related to hotel properties over which it exercises significant influence but does not have control over them. Loews Hotels & Co uses the equity method of accounting for these investments. In addition, effective April 1, 2021, following Loews Corporation’s sale of approximately 47% of Altium Packaging, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting. See Note 2 for further discussion. The Company’s total investment in entities accounted for under the equity method of accounting, excluding limited partnership investments, was $996 million and $880 million as of December 31, 2023 and 2022 and is reported in Other assets on the Consolidated Balance Sheets. Equity method income for investments accounted for under the equity method of accounting, excluding limited partnerships, was $120 million, $139 million and $26 million for the years ended December 31, 2023, 2022 and 2021 and is reported separately in expenses on the Consolidated Statements of Operations. Equity method investments are reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be recoverable. See Note 3 for a discussion of limited partnership investments.

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2023 and 2022.

Revenue recognition – Premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are primarily earned ratably over the term of the policies. Premiums on long-term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

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

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. As of December 31, 2023 and 2022, an allowance for doubtful accounts of $28 million and $29 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses CNA’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. Additionally, an expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

CNA’s non-insurance warranty revenues are primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners, which generally provide coverage from one month to ten years. For warranty products where CNA acts as the principal in the transaction, Non-insurance warranty revenue is reported on a gross basis, with amounts paid by customers reported as Non-insurance warranty revenue and commissions paid to agents and dealers reported as Non-insurance warranty expense on the Consolidated Statements of Operations. Additionally, CNA provides warranty administration services for dealer and manufacturer warranty products. Non-insurance revenues are recognized when obligations under the terms of the contract with CNA’s customers are satisfied, which is generally over time as obligations are fulfilled. CNA recognizes non-insurance warranty revenue over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers predominantly pay in full at the inception of the warranty contract. The liability for unearned warranty revenue, reported as Deferred non-insurance warranty revenue on the Consolidated Balance Sheets, represents the unearned portion of revenue in advance of CNA’s performance, including amounts which are refundable upon cancellation.

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

Boardwalk Pipelines primarily earns revenues by providing transportation and storage services for natural gas and natural gas liquids and other hydrocarbons (referred to together as “NGLs”) on a firm and interruptible basis and providing ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines also provides interruptible natural gas parking and lending services. The majority of Boardwalk Pipelines’ operating subsidiaries are subject to Federal Energy Regulatory Commission (“FERC”) regulations and certain revenues collected, under certain circumstances, may be subject to possible refunds to its customers. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure. The majority of Boardwalk Pipelines’ revenues are from firm service contracts which are accounted for as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services. The transaction price is comprised of a fixed fee based on the capacity reserved plus a usage fee paid on the volume of commodity transported or injected and withdrawn from storage. Both the fixed and the usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time as control is passed to the customer. These service contracts can range in term from one to 20 years and are invoiced monthly. For the ethane supply contracts, the purchases and sales are with different counterparties and control transfers at different receipt and delivery points, resulting in the purchases and sales being presented on a gross basis in the Consolidated Statements of Operations.

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

Claim and claim adjustment expense reserves – Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (“A&EP”) and workers’ compensation lifetime claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (ii) estimates of incurred but not reported losses; (iii) estimates of losses on assumed reinsurance; (iv) estimates of future expenses to be incurred in the settlement of claims; (v) estimates of salvage and subrogation recoveries and (vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Receivables on the Consolidated Balance Sheets.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion and $1.1 billion as of December 31, 2023 and 2022. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.4% as of December 31, 2023 and 2022. This interest rate is based on the expected yield of the assets that support the reserves and reinvestment assumptions. As of December 31, 2023 and 2022, the discounted reserves for unfunded structured settlements were $465 million and $485 million, net of discount of $559 million and $590 million. For the years ended December 31, 2023, 2022 and 2021, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $34 million, $36 million and $36 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations but is excluded from the disclosure of prior year loss reserve development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2023 and 2022, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2023 and 2022, the discounted reserves for workers’ compensation lifetime claim reserves were $196 million and $211 million, net of discount of $88 million and $93 million. For the years ended December 31, 2023, 2022 and 2021, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $9 million, $9 million and $12 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the disclosure of prior year loss reserve development.

Future policy benefit reserves – Future policy benefit reserves are associated with CNA’s run-off long-term care business and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits.

The liability for future policyholder benefits (“LFPB”) is computed using the net level premium method, which incorporates cash flow and discount rate assumptions. Under the net level premium method, the LFPB is equal to the present value of future benefits and claim settlement expenses less the present value of future net premiums. Net premiums are equal to gross premiums multiplied by the Net Premium Ratio (“NPR”). The NPR is generally the ratio of the present value of benefits and expense payments to the present value of gross premiums, expected over the lifetime of the policy. As a result of the modified retrospective adoption of ASU 2018-12, CNA’s NPR calculation incorporates the original locked in discount rate and the reserve balance as of the transition date of January 1, 2021.

The key cash flow assumptions used to estimate the LFPB are morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The practical expedient was not elected that allows locking in the expense assumption. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.

CNA has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually, in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.

Quarterly, to derive the upper-medium grade fixed income instrument yield discount rate assumption, a published spot rate curve constructed from single-A rated U.S. dollar denominated corporate bonds is used. Linear interpolation to determine yield assumptions for tenors that fall between points for which observable rates are available is used. For cash flows that are projected to occur beyond the tenor for which market-observable rates are available, CNA applies judgment to estimate a normative rate which it grades to over 10 years.

Quarterly, the updated NPR is used to derive an updated LFPB as of the beginning of the current quarter measured at the original locked in discount rate. The updated LFPB is then compared to the existing carrying amount of the liability as of the same date (measured at the original locked in discount rate) to determine the re-measurement gain (loss), which is presented parenthetically within the Insurance claims and policyholders’ benefits line on the Consolidated Statements of Operations.

Insurance contracts are grouped into cohorts according to issue year. Contracts assumed through reinsurance are generally included within the same cohorts as contracts issued directly, according to issue year. The issue year for assumed contracts is defined according to the date that assumption of insurance risk incepted. For assumed contracts that were reinsured concurrently with the issuance of the underlying direct contract, issue year is defined as the year that the underlying policy was issued. For contracts that were already in-force when assumed, issue year is defined as the year in which the reinsurance agreement incepted. For group long-term care business, issue year is defined as the year the individual insurance certificate was issued. Long-term care is CNA’s only long-duration product line, therefore, cohorts are not further disaggregated by product.

Insurance-related assessments – Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the liability balances were $84 million and $74 million.

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

As of December 31, 2023 and 2022, an allowance for doubtful accounts of $22 million has been established for each year for reinsurance receivables, which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, CNA separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. CNA has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on CNA’s historical loss experience and the assessment of the reinsurance counterparty’s risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

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

Policyholder dividends – Policyholder dividends are paid to participating policyholders within the workers’ compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2%, 2% and 1% of total net written premiums for each of the years ended December 31, 2023, 2022 and 2021. Dividends to policyholders are accrued according to CNA’s best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.

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

For the years ended December 31, 2023, 2022 and 2021, approximately 0.3 million, 0.4 million and 0.5 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share, and there were no shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of AOCI. Foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were foreign currency transaction gains (losses) of $8 million, $(20) million and $(1) million for the years ended December 31, 2023, 2022 and 2021 included in the Consolidated Statements of Operations.

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

Supplementary cash flow information – Cash payments made for interest on long-term debt, net of capitalized interest, amounted to $385 million, $380 million and $391 million for the years ended December 31, 2023, 2022 and 2021. Cash payments for federal, foreign, state and local income taxes amounted to $304 million, $376 million and $256 million for the years ended December 31, 2023, 2022 and 2021. Investing activities exclude $9 million, $33 million, and $5 million of accrued capital expenditures for the years ended December 31, 2023, 2022, and 2021.

Accounting changes – In August of 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” (“ASU 2018-12”). The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. Entities are required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) used to measure the liability for future policyholder benefits (“LFPB”) at least annually. The LFPB must also be updated for actual experience at least annually. The LFPB is reflected as Insurance reserves: Future policy benefits on the Consolidated Balance Sheets. The discount rate assumption used to measure the LFPB must be updated quarterly using an upper-medium grade (low credit risk) fixed-income instrument yield, commonly interpreted as a single-A rate. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in results of operations within Insurance claims and policyholders’ benefits. The effect of changes in discount rate assumptions are recorded in Other comprehensive income (loss) (“OCI”). In contrast, under legacy accounting guidance, cash flow and discount rate assumptions were locked in unless a premium deficiency emerged. The discount rate assumption under legacy accounting guidance was determined using CNA’s internal investment portfolio yield, which was generally higher than a single-A yield.

The new guidance eliminates the need to hold shadow reserves associated with long-term care reserves. Under legacy accounting guidance, to the extent that unrealized gains on fixed maturity securities supporting long-term care reserves would have resulted in a premium deficiency if realized, a related increase to Insurance reserves was recorded, net of tax, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss) (shadow reserves).

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

Under the new guidance, the net premium ratio (“NPR”) is capped at 100%. To the extent that NPR would otherwise exceed 100%, the LFPB is increased, and a loss is recognized immediately in the results of operations. The NPR cap is applied at the cohort level each quarter when the NPR is updated. In contrast, under legacy accounting guidance, premium deficiency testing was performed annually at the product level. See Note 9 to the Consolidated Financial Statements for further explanation of the NPR and LFPB calculations.

The new guidance was adopted effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. CNA’s run-off long-term care business is in scope of the new guidance. All prior periods presented in the financial statements have been adjusted to reflect application of the new guidance. The original locked in discount rate, utilized for purposes of calculating the NPR under the new guidance, was based on the discount rate assumption used to calculate the LFPB immediately prior to the transition date. While the requirements of the new guidance represent a material change from legacy accounting, the new guidance does not impact capital and surplus under statutory accounting practices, cash flows or the underlying economics of the business.

In December of 2022, the FASB issued ASU 2022-05, “Financial Services-Insurance (Topic 944): Transition for Sold Contracts” (“ASU 2022-05”). This guidance permits companies to make an election to exclude from the scope of ASU 2018-12 any insurance contracts that have been de-recognized prior to the effective date of ASU 2018-12, assuming that the company has no significant continuing involvement with the de-recognized contracts. In the fourth quarter of 2022, CNA novated its block of legacy annuity business, which was fully-ceded prior to novation. The ASU 2022-05 transition relief was elected and the novated legacy annuity business has been excluded from the scope of ASU 2018-12.

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

(a)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the long-term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expense to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

Shadow reserves associated with the long-term care business were de-recognized as of the transition date in Accumulated other comprehensive income (“AOCI”). The effect of re-measuring the LFPB at the single-A discount rate as of the transition date was similarly recorded in AOCI. There are no cohorts for which the NPR exceeded 100% at the transition date.

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

The following table presents after tax adjustments to the opening balance of Shareholders’ equity and Noncontrolling interests resulting from adoption of ASU 2018-12:

	Accumulated other comprehensive income (loss)	Retained earnings	Noncontrolling interests
(In millions)

Balance as of December 31, 2020, as reported	$581	$14,150	$1,321
De-recognition of shadow reserves	2,331		270
Re-measurement of LFPB using an upper-medium grade fixed income instrument yield discount rate	(4,428)		(513)
Other adjustments		(5)	(1)
Balance as of January 1, 2021, as adjusted	$(1,516)	$14,145	$1,077

The effects of adoption of ASU 2018-12 on the Consolidated Statement of Operations were as follows:

Year Ended December 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$6,386	$267	$6,653
Income before income tax	1,381	(267)	1,114
Income tax expense	(278)	55	(223)
Net income	1,103	(212)	891
Amounts attributable to noncontrolling interests	(91)	22	(69)
Net income attributable to Loews Corporation	1,012	(190)	822
Basic net income per share	4.17	(0.78)	3.39
Diluted net income per share	4.16	(0.78)	3.38

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $(214), which is presented parenthetically on the Consolidated Statement of Operations.

Year Ended December 31, 2021	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$6,349	$22	$6,371
Income before income tax	2,182	(22)	2,160
Income tax expense	(479)	4	(475)
Net income	1,703	(18)	1,685
Amounts attributable to noncontrolling interests	(125)	2	(123)
Net income attributable to Loews Corporation	1,578	(16)	1,562
Basic net income per share	6.08	(0.06)	6.02
Diluted net income per share	6.07	(0.07)	6.00

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $(8), which is presented parenthetically on the Consolidated Statement of Operations.

The effects of adoption of ASU 2018-12 on the Consolidated Balance Sheet were as follows:

December 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Other assets	$3,941	$73	$4,014
Total assets	75,494	73	75,567
Claim and claim adjustment expenses (a)	25,099	(2,979)	22,120
Future policy benefits (a)	10,151	3,329	13,480
Total liabilities	60,016	350	60,366
Retained earnings	15,144	(213)	14,931
Accumulated other comprehensive loss	(3,284)	(36)	(3,320)
Noncontrolling interests	880	(28)	852
Total equity	15,478	(277)	15,201

(a)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the long-term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expense to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

The effects of adoption of ASU 2018-12 on the Consolidated Statement of Comprehensive Income (Loss) were as follows:

Year Ended December 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Changes in: Net unrealized losses on other investments	$(3,777)	$(2,320)	$(6,097)
Total unrealized losses on investments	(3,782)	(2,320)	(6,102)
Impact of changes in discount rates used to measure long-duration contract liabilities		3,959	3,959
Other comprehensive loss	(3,858)	1,639	(2,219)
Comprehensive loss	(2,755)	1,427	(1,328)
Amounts attributable to noncontrolling interests	297	(147)	150
Total comprehensive loss attributable to Loews Corporation	(2,458)	1,280	(1,178)

Year Ended December 31, 2021	As Reported	Effect of Adoption	As Adjusted
(In millions)

Changes in: Net unrealized losses on other investments	$(706)	$(281)	$(987)
Total unrealized losses on investments	(708)	(281)	(989)
Impact of changes in discount rates used to measure long-duration contract liabilities		941	941
Other comprehensive income (loss)	(445)	660	215
Comprehensive income	1,258	642	1,900
Amounts attributable to noncontrolling interests	(75)	(67)	(142)
Total comprehensive income attributable to Loews Corporation	1,183	575	1,758

The effects of adoption of ASU 2018-12 on the Consolidated Statements of Cash Flows were as follows:

Year Ended December 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Net income	$1,103	$(212)	$891
Provision for deferred income taxes	5	(55)	(50)
Changes in: Insurance reserves	1,791	267	2,058

Year Ended December 31, 2021	As Reported	Effect of Adoption	As Adjusted
(In millions)

Net income	$1,703	$(18)	$1,685
Provision for deferred income taxes	213	(4)	209
Changes in: Insurance reserves	2,463	22	2,485

The effects of adoption of ASU 2018-12 on segment results of operations of CNA were as follows:

Year Ended December 31, 2022	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$6,386	$267	$6,653
Income before income tax	1,081	(267)	814
Income tax expense	(188)	55	(133)
Net income	893	(212)	681
Amounts attributable to noncontrolling interests	(91)	22	(69)
Net income attributable to Loews Corporation	802	(190)	612

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $(214), which is presented parenthetically on the Consolidated Statement of Operations.

Year Ended December 31, 2021	As Reported	Effect of Adoption	As Adjusted
(In millions)

Insurance claims and policyholders’ benefits (a)	$6,349	$22	$6,371
Income before income tax	1,484	(22)	1,462
Income tax expense	(282)	4	(278)
Net income	1,202	(18)	1,184
Amounts attributable to noncontrolling interests	(125)	2	(123)
Net income attributable to Loews Corporation	1,077	(16)	1,061

(a)
The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement loss of $(8), which is presented parenthetically on the Consolidated Statement of Operations.

Recently issued ASUs - In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

Note 2. Acquisitions, Divestitures and Deconsolidations

Boardwalk Pipelines

On September 29, 2023, Boardwalk Pipelines acquired 100% of the equity interests of Williams Olefins Pipeline Holdco LLC (“Bayou Ethane”) from Williams Field Services Group, LLC for $355 million in cash, including working capital. Bayou Ethane owns an approximately 380-mile pipeline system that transports ethane from Mont Belvieu, Texas, to the Mississippi River corridor in Louisiana and two 15-mile pipelines in the Houston Ship Channel area that carry ammonia and hydrogen chloride. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The final fair values of the assets acquired and liabilities assumed as of September 29, 2023, were $382 million of assets and $27 million of liabilities, which included $296 million of property, plant and equipment and $34 million of finite lived intangible assets.

Loews Hotels & Co

During 2023, Loews Hotels & Co paid $46 million to acquire an additional equity interest in a previously unconsolidated joint venture property. The acquisition resulted in Loews Hotels & Co consolidating the joint venture property and recording a gain of $46 million ($36 million after tax). Upon acquisition, $232 million in assets and $120 million in liabilities were consolidated at fair value.

Loews Hotels & Co received aggregate proceeds of $77 million in 2021 for the sales of owned hotels and other assets.

Altium Packaging

On April 1, 2021, Loews Corporation sold approximately 47% of Altium Packaging to GIC, Singapore’s sovereign wealth fund, for $420 million in cash consideration. Loews Corporation shares certain participating rights with GIC related to capital allocation and other decisions by Altium Packaging. Therefore, in accordance with Accounting Standards Codification 810 (“ASC 810”), “Consolidation,” Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial statements. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging was accounted for under the equity method of accounting, with the investment reported in Other assets on the Consolidated Balance Sheets and Equity method (income) loss reported on the Consolidated Statements of Operations. The transaction resulted in a gain of $555 million ($438 million after tax) for the year ended December 31, 2021, which was recorded in Investment gains (losses) on the Consolidated Statement of Operations. Loews Corporation’s retained investment in Altium Packaging was recorded at an estimated fair value of $473 million.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2023	2022	2021
(In millions)

Fixed maturity securities	$1,941	$1,787	$1,707
Limited partnership investments	177	(6)	375
Short-term investments	78	17	2
Equity securities (a)	63	23	83
Income from trading portfolio (a)	125		106
Other	105	65	61
Total investment income	2,489	1,886	2,334
Investment expenses	(94)	(84)	(75)
Net investment income	$2,395	$1,802	$2,259
(a) Net investment income recognized due to the change in fair value of equity and trading portfolio securities held as of December 31, 2023, 2022 and 2021	$38	$3	$23

As of December 31, 2023 and 2022, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2023	2022	2021
(In millions)

Fixed maturity securities:
Gross gains	$75	$120	$186
Gross losses	(166)	(261)	(90)
Investment gains (losses) on fixed maturity securities	(91)	(141)	96
Equity securities (a)	4	(116)	4
Derivative instruments	(1)	64	6
Short-term investments and other	(11)	(6)	(1)
Gain on acquisition of a joint venture (see Note 2)	46
Altium Packaging (see Note 2)			555
Investment gains (losses)	$(53)	$(199)	$660
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of December 31, 2023, 2022, and 2021	$14	$(75)	$2

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

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Year Ended December 31	2023	2022	2021
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$33	$62	$11
Asset-backed	11		20
Impairment losses recognized in earnings	$44	$62	$31

Losses of $11 million, $8 million and a gain of $10 million were recognized for the years ended December 31, 2023, 2022 and 2021 related to mortgage loans primarily due to changes in expected credit losses.

The net change in unrealized gains (losses) on fixed maturity securities, was $1.4 billion, $(7.9) billion and $(1.3) billion for the years ended December 31, 2023, 2022 and 2021.

The amortized cost and fair values of fixed maturity securities are as follows:

December 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703		7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425		3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government sponsored enterprises	152	1	2		151
Foreign government	741	6	34		713
Fixed maturities available-for-sale	42,414	1,022	2,995	16	40,425
Fixed maturities trading	201				201
Total fixed maturity securities	$42,615	$1,022	$2,995	$16	$40,626

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$23,137	$301	$2,009		$21,429
States, municipalities and political subdivisions	8,918	338	939		8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447		2,631
Commercial mortgage-backed	1,886	4	255		1,635
Other asset-backed	3,287	2	361	$1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government sponsored enterprises	111	1	2		110
Foreign government	617	1	43		575
Redeemable preferred stock	3				3
Fixed maturities available-for-sale	41,032	652	4,056	1	37,627
Fixed maturities trading	70				70
Total fixed maturity securities	$41,102	$652	$4,056	$1	$37,697

The available-for-sale fixed maturities securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total fixed maturity securities	$3,483	$74	$22,248	$2,921	$25,731	$2,995

December 31, 2022

Fixed maturity securities:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total fixed maturity securities	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2023		December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,273	$309	$2,355	$337
AAA	1,524	261	1,559	298
AA	3,817	658	4,327	817
A	5,652	517	6,615	749
BBB	11,523	1,095	13,226	1,621
Non-investment grade	942	155	1,429	234
Total	$25,731	$2,995	$29,511	$4,056

Based on current facts and circumstances, the unrealized losses presented in the December 31, 2023 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at December 31, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $435 million and $394 million as of December 31, 2023 and 2022 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Year Ended December 31, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	10	7	17
Available-for-sale securities accounted for as PCD assets	22		22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	8		8
Write-offs charged against the allowance	15		15

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	4	5
Total allowance for credit losses	$4	$12	$16

Year Ended December 31, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded			—
Available-for-sale securities accounted for as PCD assets		3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)			—
Write-offs charged against the allowance	12		12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(9)	(8)
Total allowance for credit losses	$—	$1	$1

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2023		2022
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,121	$1,091	$1,012	$1,001
Due after one year through five years	11,563	11,180	9,880	9,399
Due after five years through ten years	13,359	12,573	13,788	12,453
Due after ten years	16,371	15,581	16,352	14,774
Total	$42,414	$40,425	$41,032	$37,627

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2023 and 2022 was approximately $2.2 billion and $2.0 billion, which includes net undistributed earnings of $250 million and $183 million. Limited partnerships comprising 17% of the total carrying value are reported on a current basis through December 31, 2023 with no reporting lag, 4% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 85% and 75% of the carrying value at December 31, 2023 and 2022 were invested in private debt and equity. Limited partnerships comprising 15% and 25% of the carrying value as of December 31, 2023 and 2022 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.

The ten largest limited partnership positions held totaled $622 million and $633 million as of December 31, 2023 and 2022. Based on the most recent information available regarding percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity at December 31, 2023 and 2022, and the related income reflected on the Consolidated Statements of Operations represents approximately 1%, 2%, and 2% of the changes in aggregate partnership equity for the years ended December 31, 2023, 2022 and 2021.

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$33	$9	$8	$98	$60	$238	$446
LTV 55% to 65%			5		8		13
LTV greater than 65%		31	11				42
DSCR 1.2x - 1.6x
LTV less than 55%	28	5		14	29	21	97
LTV 55% to 65%	34	36	36	23		32	161
LTV greater than 65%		65					65
DSCR ≤1.2x
LTV less than 55%	6	34					40
LTV 55% to 65%	26	40			43		109
LTV greater than 65%		28	21		41	7	97
Total	$127	$248	$81	$135	$181	$298	$1,070

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2023			2022
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:

Equity markets:
Options - purchased	$202	$1
Futures - short	116			$169
Warrants	84	3		117	$6
Interest rate swaps	300	13		240	19
Currency forwards	13		$(1)	12		$(1)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of December 31, 2023, commitments to purchase or fund were approximately $1.6 billion and to sell were approximately $35 million under the terms of these investments.

Investments on Deposit

Securities with carrying values of approximately $3.1 billion and $2.8 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2023 and 2022.

Cash and securities with carrying values of approximately $0.9 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2023 and 2022.

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

December 31, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions		7,348	44	7,392
Asset-backed		7,000	901	7,901
Fixed maturities available-for-sale	161	38,274	1,990	40,425
Fixed maturities trading	201			201
Total fixed maturities	$362	$38,274	$1,990	$40,626

Equity securities	$586	$440	$24	$1,050
Short-term and other	4,215	32		4,247
Receivables		13		13
Payable to brokers	(62)			(62)

December 31, 2022

Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions		8,274	43	8,317
Asset-backed		6,405	788	7,193
Fixed maturities available-for-sale	120	35,866	1,641	37,627
Fixed maturities trading	1	69		70
Total fixed maturities	$121	$35,935	$1,641	$37,697

Equity securities	$669	$435	$35	$1,139
Short-term and other	4,539	167		4,706
Receivables		19		19
Payable to brokers	(82)			(82)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at December 31
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$38	$219		$(33)	$11		$1,045		$38
States, municipalities and political
subdivisions	43		1						44		1
Asset-backed	788	$16	9	248		(64)	23	$(119)	901		9
Fixed maturities available-for-sale	$1,641	$16	$48	$467	$—	$(97)	$34	$(119)	$1,990	$—	$48

Equity securities	$35	$(7)			$(4)				$24	$(7)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at December 31
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(1)	$(184)	$137	$(5)	$(84)	$10		$810		$(183)
States, municipalities and political
subdivisions	56		(13)						43		(13)
Asset-backed	556	25	(126)	424	(2)	(70)	75	$(94)	788		(125)
Fixed maturities available-for-sale	$1,549	$24	$(323)	$561	$(7)	$(154)	$85	$(94)	$1,641	$—	$(321)

Equity securities	$29	$(9)		$19	$(3)	$9		$(10)	$35	$(4)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

Short Term and Other Invested Assets

Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds, treasury bills and exchange traded open-end funds valued using quoted market prices. Level 2 primarily includes non-U.S. government securities for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short-term investments as presented in the tables above differ from the amounts presented on the Consolidated Balance Sheets because certain short-term investments, such as time deposits, are not measured at fair value.

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

December 31, 2023	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2022

Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1%	—	8%	(2%)

For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount, estimated fair value and the level of the fair value hierarchy of the financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables. The carrying amounts and estimated fair values of short-term debt and long-term debt exclude finance lease obligations. The carrying amounts reported on the Consolidated Balance Sheets for cash and short-term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short-term nature of these items.

	Carrying Amount	Estimated Fair Value
December 31, 2023		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,035			$997	$997

Liabilities:
Short-term debt	1,083		$546	520	1,066
Long-term debt	7,915		7,255	385	7,640

December 31, 2022

Assets:
Other invested assets, primarily mortgage loans	$1,040			$973	$973

Liabilities:
Short-term debt	853		$744	111	855
Long-term debt	8,160		7,035	586	7,621

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

Note 5. Receivables

December 31	2023	2022
(In millions)

Reinsurance (Note 17)	$5,434	$5,438
Insurance	3,470	3,187
Receivable from brokers	64	151
Accrued investment income	446	403
Federal income taxes	21	28
Other, primarily customer accounts	277	248
Total	9,712	9,455
Less: allowance for doubtful accounts on reinsurance receivables	22	22
allowance for other doubtful accounts	30	30
Receivables	$9,660	$9,403

Note 6. Property, Plant and Equipment

December 31	2023	2022
(In millions)

Pipeline equipment (net of accumulated depreciation of $4,470 and $4,105)	$8,421	$8,224
Hotel properties (net of accumulated depreciation of $560 and $522)	1,072	916
Other (net of accumulated depreciation of $534 and $520)	461	374
Construction in process	764	513
Property, plant and equipment	$10,718	$10,027

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2023		2022		2021
	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.
(In millions)

CNA Financial	$54	$97	$49	$50	$51	$26
Boardwalk Pipelines	410	383	394	352	368	340
Loews Hotels & Co	69	201	64	264	63	100
Corporate	1	12	2	9	21	23
Total	$534	$693	$509	$675	$503	$489

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $32 million, $17 million and $12 million for the years ended December 31, 2023, 2022 and 2021.

Asset Impairments

Loews Hotels & Co evaluates properties with indications that their carrying amounts may not be recoverable. It was determined that the carrying values of two properties in 2023 and two properties in 2022 were impaired. Loews Hotels & Co recorded aggregate impairment charges of $12 million ($9 million after tax) and $25 million ($19 million after tax) for the years ended December 31, 2023 and 2022, which are reported within Operating expenses and other on the Consolidated Statements of Operations.

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
Note 7. Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill is as follows:

	CNA Financial	Boardwalk Pipelines	Total
(In millions)

Balance, December 31, 2021	$112	$237	$349
Other adjustments	(3)		(3)
Balance, December 31, 2022	109	237	346
Other adjustments	1		1
Balance, December 31, 2023	$110	$237	$347

A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In millions)

Finite-lived intangible assets:
Customer relationships	$93	$21	$59	$19
Other	11	9	17	14
Total finite-lived intangible assets	104	30	76	33

Indefinite-lived intangible assets	77		68
Total other intangible assets	$181	$30	$144	$33

Amortization expense for each of the years ended December 31, 2023, 2022 and 2021 of $3 million is reported in Operating expenses and other on the Consolidated Statements of Operations. At December 31, 2023, estimated amortization expense in each of the next five years is approximately $4 million.

Note 8. Claim and Claim Adjustment Expense Reserves

Claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. Reserve projections are based primarily on detailed analysis of the facts in each case, experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, economic, medical and social inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long-term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of excess workers’ compensation policies and certain legacy mass tort reserves.

Liability for Unpaid Claim and Claim Adjustment Expenses

The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented on the Consolidated Balance Sheets.

December 31	2023
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$17,213
Other Insurance Operations (a)	950
Total net claim and claim adjustment expenses	18,163

Reinsurance receivables: (b)
Property & Casualty Operations	2,730
Other Insurance Operations (c)	2,411
Total reinsurance receivables	5,141
Total gross liability for unpaid claims and claims adjustment expenses	$23,304

(a)	Other Insurance Operations amounts are related to unfunded structured settlements arising from short duration contracts.

(b)	Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.

(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the A&EP loss portfolio transfer (“LPT”).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Year Ended December 31	2023	2022 (a)	2021 (a)
(In millions)

Reserves, beginning of year:
Gross	$22,120	$21,269	$19,862
Ceded	5,191	4,969	4,005
Net reserves, beginning of year	16,929	16,300	15,857

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer			(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,667	5,181	5,021
Increase (decrease) in provision for insured events of prior years	48	(32)	15
Amortization of discount	44	44	48
Total net incurred (b)	5,759	5,193	5,084

Net payments attributable to:
Current year events	(922)	(821)	(933)
Prior year events	(3,679)	(3,481)	(3,016)
Total net payments	(4,601)	(4,302)	(3,949)

Foreign currency translation adjustment and other	76	(262)	(60)

Net reserves, end of year	18,163	16,929	16,300
Ceded reserves, end of year	5,141	5,191	4,969
Gross reserves, end of year	$23,304	$22,120	$21,269

(a)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023, long-term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses into Future policy benefits and this change was applied retrospectively as of January 1, 2021. For additional information see Note 1.

(b)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the excess workers’ compensation loss portfolio transfer and uncollectible reinsurance, which are not reflected in the table above.

Reserving Methodology

In developing claim and claim adjustment expense reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

In developing the loss reserve estimates for property and casualty contracts, CNA generally projects ultimate losses using several common actuarial methods as listed below. CNA reviews the indications from the various methods and applies judgment to select an actuarial point estimate. The carried reserve may differ from the actuarial point estimate as a result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims.

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

•Stochastic modeling: The stochastic modeling method produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.

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

Gross and Net Carried Reserves

The following tables present the gross and net carried reserves:

December 31, 2023	Property and Casualty Operations	Other Insurance Operations (a)	Total
(In millions)

Gross Case Reserves	$5,759	$1,979	$7,738
Gross IBNR Reserves	14,184	1,382	15,566

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$19,943	$3,361	$23,304

Net Case Reserves	$4,978	$685	$5,663
Net IBNR Reserves	12,235	265	12,500

Total Net Carried Claim and Claim Adjustment Expense Reserves	$17,213	$950	$18,163

December 31, 2022

Gross Case Reserves	$5,502	$2,075	$7,577
Gross IBNR Reserves	13,174	1,369	14,543

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$18,676	$3,444	$22,120

Net Case Reserves	$4,805	$704	$5,509
Net IBNR Reserves	11,191	229	11,420

Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,996	$933	$16,929

(a)
In conjunction with the adoption of ASU 2018-12, at January 1, 2023, long-term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses into Future policy benefits and this change was applied retrospectively as of January 1, 2021. For additional information see Note 1.

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

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

Year Ended December 31	2023	2022	2021
(In millions)

Medical professional liability	$5	$18	$23
Other professional liability and management liability	37	50	24
Surety	(43)	(83)	(73)
Warranty	(11)	(21)	(14)
Commercial auto	33	49	53
General liability	149	67	15
Workers’ compensation	(203)	(152)	(82)
Other property and casualty operations	10	(24)	5
Other insurance operations	71	64	60
Total pretax (favorable) unfavorable development	$48	$(32)	$11

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

The Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of CNA’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims for each accident year as of the end of the stated calendar year. The Net Strengthening or (Releases) of Prior Accident Year Reserves tables, reading across, show the net increase or decrease in the cumulative net incurred accident year claim and allocated claim adjustment expenses during each stated calendar year and indicates whether the reserves for that accident year were strengthened or released.

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2022 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

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

2023

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional errors and omissions (“E&O”) businesses in multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s construction business in a recent accident year.

Unfavorable development in general liability was due to higher than expected claim severity in the CNA’s construction and middle market businesses across multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims.

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

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims.

Property & Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2023
(In millions)

Medical professional liability	$1,460
Other professional liability and management liability	3,897
Surety	468
Warranty	28
Commercial auto	926
General liability	3,780
Workers’ compensation	3,645
Other property and casualty operations	3,009
Total net liability for unpaid claim and claim adjustment expenses	$17,213

Medical Professional Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2023
December 31	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2014	$450	$489	$537	$530	$535	$529	$527	$524	$527	$525	$6	19,830
2015		433	499	510	494	488	510	501	498	494	15	18,218
2016			427	487	485	499	508	510	508	514	17	16,169
2017				412	449	458	460	455	460	456	20	15,345
2018					404	429	431	448	470	495	41	15,266
2019						430	445	458	471	469	62	14,409
2020							477	476	455	447	180	11,129
2021								377	376	374	193	9,523
2022									329	329	206	9,237
2023										340	281	8,240
									Total	$4,443	$1,021

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2014	$23	$136	$258	$359	$417	$472	$489	$497	$504	$510
2015		22	101	230	313	384	420	444	458	463
2016			18	121	246	339	401	436	460	483
2017				19	107	235	308	355	388	417
2018					21	115	211	290	349	418
2019						17	91	183	280	349
2020							11	61	139	201
2021								11	49	118
2022									10	57
2023										14
									Total	$3,030

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,413
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										22
Liability for unallocated claim adjustment expenses for accident years presented										25
Total net liability for unpaid claim and claim adjustment expenses										$1,460

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2014		$39	$48	$(7)	$5	$(6)	$(2)	$(3)	$3	$(2)	$75
2015			66	11	(16)	(6)	22	(9)	(3)	(4)	61
2016				60	(2)	14	9	2	(2)	6	87
2017					37	9	2	(5)	5	(4)	44
2018						25	2	17	22	25	91
2019							15	13	13	(2)	39
2020								(1)	(21)	(8)	(30)
2021									(1)	(2)	(3)
2022										—	—
Total net development for the accident years presented above								14	16	9
Total net development for accident years prior to 2014								2	(3)	(4)
Total unallocated claim adjustment expense development								7	5	—
Total								$23	$18	$5

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2023
December 31	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2014	$878	$898	$885	$831	$835	$854	$845	$841	$842	$838	$26	17,585
2015		888	892	877	832	807	813	836	855	858	18	17,454
2016			901	900	900	904	907	891	888	906	39	17,987
2017				847	845	813	791	775	758	746	69	18,199
2018					850	864	869	906	923	941	101	20,038
2019						837	845	856	876	939	100	19,515
2020							930	944	951	945	281	19,437
2021								1,037	1,038	1,009	532	18,259
2022									1,120	1,112	706	18,165
2023										1,149	971	16,469
									Total	$9,443	$2,843

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2014	$51	$223	$392	$515	$647	$707	$743	$787	$802	$806
2015		60	234	404	542	612	677	725	794	808
2016			64	248	466	625	701	736	784	826
2017				57	222	394	498	557	596	630
2018					54	282	473	599	706	779
2019						64	263	422	567	699
2020							67	248	400	523
2021								58	217	356
2022									64	225
2023										64
									Total	$5,716

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,727
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										115
Liability for unallocated claim adjustment expenses for accident years presented										55
Total net liability for unpaid claim and claim adjustment expenses										$3,897

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2014		$20	$(13)	$(54)	$4	$19	$(9)	$(4)	$1	$(4)	$(40)
2015			4	(15)	(45)	(25)	6	23	19	3	(30)
2016				(1)	—	4	3	(16)	(3)	18	5
2017					(2)	(32)	(22)	(16)	(17)	(12)	(101)
2018						14	5	37	17	18	91
2019							8	11	20	63	102
2020								14	7	(6)	15
2021									1	(29)	(28)
2022										(8)	(8)
Total net development for the accident years presented above								49	45	43
Total net development for accident years prior to 2014								(27)	5	(6)
Total unallocated claim adjustment expense development								2	—	—
Total								$24	$50	$37

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2023
December 31	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2014	$123	$124	$94	$69	$60	$45	$45	$43	$42	$41	$2	5,135
2015		131	131	104	79	63	58	53	45	45	2	5,085
2016			124	124	109	84	67	64	58	43	3	5,565
2017				120	115	103	84	71	66	67	4	5,883
2018					114	108	91	62	56	51	10	6,249
2019						119	112	98	87	82	12	6,152
2020							128	119	81	67	34	4,678
2021								137	129	110	68	4,645
2022									155	158	116	4,350
2023										175	167	2,750
									Total	$839	$418

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2014	$7	$30	$38	$36	$38	$38	$39	$39	$38	$38
2015		7	26	38	40	42	44	42	42	43
2016			5	37	45	45	43	43	41	40
2017				23	37	41	46	49	62	62
2018					5	25	34	39	40	41
2019						12	34	44	59	70
2020							4	20	28	33
2021								5	20	35
2022									12	35
2023										8
									Total	$405

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$434
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										13
Liability for unallocated claim adjustment expenses for accident years presented										21
Total net liability for unpaid claim and claim adjustment expenses										$468

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2014		$1	$(30)	$(25)	$(9)	$(15)	$—	$(2)	$(1)	$(1)	$(82)
2015			—	(27)	(25)	(16)	(5)	(5)	(8)	—	(86)
2016				—	(15)	(25)	(17)	(3)	(6)	(15)	(81)
2017					(5)	(12)	(19)	(13)	(5)	1	(53)
2018						(6)	(17)	(29)	(6)	(5)	(63)
2019							(7)	(14)	(11)	(5)	(37)
2020								(9)	(38)	(14)	(61)
2021									(8)	(19)	(27)
2022										3	3
Total net development for the accident years presented above								(75)	(83)	(55)
Total net development for accident years prior to 2014								2	—	12
Total unallocated claim adjustment expense development								—	—	—
Total								$(73)	$(83)	$(43)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2023
December 31	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2014	$234	$223	$212	$205	$205	$201	$201	$202	$201	$201	$1	33,633
2015		201	199	190	190	183	181	183	182	184	4	30,430
2016			198	186	186	186	190	195	200	197	4	30,455
2017				199	198	200	221	232	239	241	4	30,947
2018					229	227	227	245	254	255	1	34,333
2019						257	266	289	323	325	10	37,258
2020							310	303	304	298	21	29,142
2021								397	388	390	93	32,918
2022									437	465	137	36,777
2023										554	347	34,211
									Total	$3,110	$622

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2014	$64	$102	$137	$166	$187	$196	$198	$199	$199	$200
2015		52	96	130	153	172	175	178	179	180
2016			52	93	126	154	175	185	190	192
2017				58	107	150	178	203	225	232
2018					66	128	175	212	238	249
2019						77	147	203	257	295
2020							71	134	197	246
2021								83	168	240
2022									112	236
2023										127
									Total	$2,197

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$913
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										4
Liability for unallocated claim adjustment expenses for accident years presented										9
Total net liability for unpaid claim and claim adjustment expenses										$926

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2014		$(11)	$(11)	$(7)	$—	$(4)	$—	$1	$(1)	$—	$(33)
2015			(2)	(9)	—	(7)	(2)	2	(1)	2	(17)
2016				(12)	—	—	4	5	5	(3)	(1)
2017					(1)	2	21	11	7	2	42
2018						(2)	—	18	9	1	26
2019							9	23	34	2	68
2020								(7)	1	(6)	(12)
2021									(9)	2	(7)
2022										28	28
Total net development for the accident years presented above								53	45	28
Total net development for accident years prior to 2014								—	4	2
Total unallocated claim adjustment expense development								—	—	3
Total								$53	$49	$33

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2023
December 31	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2014	$653	$658	$654	$631	$635	$658	$659	$659	$676	$679	$28	28,196
2015		581	576	574	589	600	602	617	625	639	28	24,261
2016			623	659	667	671	673	683	684	704	39	24,803
2017				632	632	632	634	630	652	690	36	22,471
2018					653	644	646	639	650	679	129	20,425
2019						680	682	682	691	720	174	19,647
2020							723	722	726	736	347	14,593
2021								782	784	793	401	15,121
2022									929	928	676	15,754
2023										1,071	963	11,633
									Total	$7,639	$2,821

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2014	$31	$119	$247	$376	$481	$547	$569	$607	$624	$642
2015		19	110	230	357	446	501	530	561	573
2016			32	163	279	407	481	524	582	620
2017				23	118	250	399	471	553	606
2018					33	107	228	307	428	491
2019						25	98	181	322	455
2020							23	99	192	280
2021								26	140	262
2022									29	123
2023										33
									Total	$4,085

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,554
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										162
Liability for unallocated claim adjustment expenses for accident years presented										64
Total net liability for unpaid claim and claim adjustment expenses										$3,780

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2014	$5	$(4)	$(23)	$4	$23	$1	$—	$17	$3	$26
2015		(5)	(2)	15	11	2	15	8	14	58
2016			36	8	4	2	10	1	20	81
2017				—	—	2	(4)	22	38	58
2018					(9)	2	(7)	11	29	26
2019						2	—	9	29	40
2020							(1)	4	10	13
2021								2	9	11
2022									(1)	(1)
Total net development for the accident years presented above							13	74	151
Total net development for accident years prior to 2014							—	(7)	(2)
Total unallocated claim adjustment expense development							2	—	—
Total							$15	$67	$149

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2023
December 31	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2014	$467	$480	$479	$452	$450	$446	$439	$448	$430	$419	$70	33,550
2015		422	431	406	408	394	382	372	353	334	59	31,904
2016			426	405	396	382	366	355	331	308	56	31,994
2017				440	432	421	400	402	399	398	78	33,142
2018					450	440	428	415	415	404	74	34,886
2019						452	449	437	436	419	78	34,349
2020							477	466	446	414	135	29,454
2021								468	454	432	146	30,066
2022									497	489	198	33,229
2023										555	344	31,549
									Total	$4,172	$1,238

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2014	$61	$159	$215	$258	$282	$290	$297	$306	$312	$319
2015		51	131	180	212	231	243	251	256	259
2016			53	129	169	198	219	227	234	235
2017				63	151	207	243	265	279	287
2018					68	163	229	259	280	298
2019						71	169	223	262	291
2020							65	147	200	228
2021								67	164	222
2022									79	192
2023										87
									Total	$2,418

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,754
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										1,842
Other (b)										(23)
Liability for unallocated claim adjustment expenses for accident years presented										72
Total net liability for unpaid claim and claim adjustment expenses										$3,645

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2014	$13	$(1)	$(27)	$(2)	$(4)	$(7)	$9	$(18)	$(11)	$(48)
2015		9	(25)	2	(14)	(12)	(10)	(19)	(19)	(88)
2016			(21)	(9)	(14)	(16)	(11)	(24)	(23)	(118)
2017				(8)	(11)	(21)	2	(3)	(1)	(42)
2018					(10)	(12)	(13)	—	(11)	(46)
2019						(3)	(12)	(1)	(17)	(33)
2020							(11)	(20)	(32)	(63)
2021								(14)	(22)	(36)
2022									(8)	(8)
Total net development for the accident years presented above							(46)	(99)	(144)
Adjustment for development on a discounted basis							2	(3)	(2)
Total net development for accident years prior to 2014							(38)	(60)	(63)
Total unallocated claim adjustment expense development							—	10	6
Total							$(82)	$(152)	$(203)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below presents information about average historical claims duration as of December 31, 2023 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10

Medical professional liability	3.7%	16.4%	22.1%	17.2%	12.4%	9.1%	4.8%	2.9%	1.2%	1.1%
Other professional liability and management liability	6.5	19.8	19.3	14.9	10.9	6.3	4.9	6.0	1.7	0.5
Surety (a)	17.7	46.6	17.7	3.4	2.2	5.2	(1.7)	(0.8)	(0.1)	—
Commercial auto	25.2	22.2	18.2	14.3	10.6	4.9	2.0	0.7	0.3	0.5
General liability	3.6	12.8	16.3	17.4	14.4	9.1	5.9	5.3	2.2	2.7
Workers’ compensation	16.0	22.9	13.8	8.8	6.0	3.2	2.1	1.3	1.2	1.7

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

The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Year Ended December 31	2023	2022	2021
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$86	$92	$143
Provision for uncollectible third-party reinsurance on A&EP		(5)	(5)
Total additional amounts ceded under LPT	86	87	138
Retroactive reinsurance benefit recognized	(94)	(91)	(107)
Pretax impact of deferred retroactive reinsurance	$(8)	$(4)	$31

Net unfavorable prior year development of $86 million, $92 million and $143 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2023, 2022 and 2021. The unfavorable development in 2023, 2022 and 2021 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. Additionally, in both 2022 and 2021, $5 million of the provision for uncollectible third-party reinsurance was released. None of the provision for uncollectible third-party reinsurance was released in 2023.

As of December 31, 2023 and 2022, the cumulative amounts ceded under the LPT were $3.6 billion and $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $417 million and $425 million as of December 31, 2023 and 2022 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.5 billion as of December 31, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

As of December 31, 2023, the cumulative amount ceded under the EWC LPT was $690 million.

Cavello established a collateral trust as security for its obligations. The fair value of the collateral trust was $440 million as of December 31, 2023.

Note 9. Future Policy Benefits Reserves

Future policy benefits reserves are associated with CNA’s run-off long-term care business, which is included in Other Insurance Operations, and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits.

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

The key cash flow assumptions used to estimate the LFPB are morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.

CNA has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience, which, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB.

The cash flow assumption updates completed in the third quarter of 2023 resulted in an $8 million pretax increase in the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable, driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions.

Adjusted to reflect the application of ASU 2018-12, the cash flow assumption updates completed in the third quarter of 2022 resulted in a $186 million pretax increase to the LFPB, primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions.

The following table summarizes balances and changes in the LFPB.

	2023	2022	2021
(In millions)

Present value of future net premiums
Balance, January 1	$3,991	$4,735	$5,086
Effect of changes in discount rate	(74)	(880)	(1,140)
Balance, January 1, at original locked in discount rate	3,917	3,855	3,946
Effect of changes in cash flow assumptions (a)	28	352	173
Effect of actual variances from expected experience (a)	(126)	(49)	(24)
Adjusted balance, January 1	3,819	4,158	4,095
Interest accrual	202	216	219
Net premiums: earned during period	(436)	(457)	(459)
Balance, end of period at original locked in discount rate	3,585	3,917	3,855
Effect of changes in discount rate	125	74	880
Balance, December 31	$3,710	$3,991	$4,735

Present value of future benefits & expenses
Balance, January 1	$17,471	$22,745	$23,955
Effect of changes in discount rate	(125)	(5,942)	(7,395)
Balance, January 1, at original locked in discount rate	17,346	16,803	16,560
Effect of changes in cash flow assumptions (a)	36	538	176
Effect of actual variances from expected experience (a)	(46)	(21)	(19)
Adjusted balance, January 1	17,336	17,320	16,717
Interest accrual	962	979	973
Benefit & expense payments	(1,207)	(953)	(887)
Balance, end of period at original locked in discount rate	17,091	17,346	16,803
Effect of changes in discount rate	578	125	5,942
Balance, December 31	$17,669	$17,471	$22,745

Net LFPB, December 31	$13,959	$13,480	$18,010

(a)
As of December 31, 2023, 2022 and 2021 the re-measurement loss of $(88), $(214) and $(8) presented parenthetically on the Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the long-term care business recognized on the Consolidated Statement of Operations.

Year Ended December 31	2023	2022	2021
(In millions)

Earned premiums	$451	$473	$491
Interest expense	760	763	754

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	December 31,
	2023	2022
(In millions)

Expected future benefit and expense payments	$32,851	$34,261
Expected future gross premiums	5,414	5,910

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.8 billion and $4.1 billion as of December 31, 2023 and 2022.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of December 31, 2023 and 2022.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	December 31,
	2023	2022

Original locked in discount rate	5.22%	5.27%
Upper-medium grade fixed income instrument discount rate	4.94	5.23

For the years ended December 31, 2023 and 2022, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% for certain cohorts were $164 million and $178 million. For the years ended December 31, 2023 and 2022, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $42 million and $12 million.

Note 10. Leases

Lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. Leases, predominantly operating leases, are included in Other assets and Other liabilities on the Consolidated Balance Sheets. The lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the applicable secured borrowing rate, as most of the leases do not provide an implicit rate. The operating lease right of use asset was $302 million and $328 million and the operating lease liability was $384 million and $397 million at December 31, 2023 and 2022.

Total lease expense was $87 million, $89 million and $92 million for the years ended December 31, 2023, 2022 and 2021 which includes operating lease expense of $58 million, $60 million and $66 million, variable lease expense of $24 million, $26 million and $23 million and short-term lease expense of $5 million, $3 million and $3 million. Cash paid for amounts included in operating lease liabilities was $60 million, $64 million and $65 million for year ended December 31,

2023, 2022 and 2021. Operating lease right of use assets obtained in exchange for lease obligations was $39 million, $118 million and $35 million for the years ended December 31, 2023, 2022 and 2021.

In the fourth quarter of 2023, CNA committed to consolidate some of its offices, which resulted in a $24 million charge within Operating expenses and other on the Consolidated Statement of Operations. The charge primarily relates to the abandonment of certain fixed assets and operating lease right of use assets that are no longer in use.

The table below presents the maturities of lease liabilities:

Operating
As of December 31, 2023	Leases
(In millions)

2024	$57
2025	52
2026	50
2027	48
2028	43
Thereafter	280
Total	530
Less: discount	146
Total lease liabilities	$384

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of December 31, 2023

Weighted average remaining lease term	9.9 years
Weighted average discount rate	4.1%

Note 11. Income Taxes

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

For 2021 through 2023, the Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2021 and 2023, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not support use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2019.

The current and deferred components of income tax expense are as follows:

Year Ended December 31	2023	2022	2021
(In millions)

Income tax expense (benefit):
Federal:
Current	$267	$241	$239
Deferred	81	(60)	193
State and city:
Current	20	25	13
Deferred	31	15	13
Foreign	52	2	17
Total	$451	$223	$475

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Year Ended December 31	2023	2022	2021
(In millions)

Income before income tax:
U.S.	$1,798	$973	$2,036
Foreign	198	141	124
Total	$1,996	$1,114	$2,160

Income tax expense at statutory rate	$419	$235	$454
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(28)	(38)	(48)
Foreign related tax differential	1	(15)	(2)
Taxes related to domestic affiliate			40
Valuation allowance	2	1	1
State taxes	48	36	24
Other	9	4	6
Income tax expense	$451	$223	$475

As of December 31, 2023, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

As of December 31, 2023, 2022 and 2021, there were no unrecognized tax benefits.

Accrued interest related to unrecognized tax benefits and tax refund claims is recognized in Income tax expense on the Consolidated Statements of Operations. Penalties are recognized in Income tax expense on the Consolidated Statements of Operations. No interest expense and no penalties were recorded for the years ended December 31, 2023, 2022 and 2021.

The following table summarizes deferred tax assets and liabilities:

December 31	2023	2022
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$202	$178
Unearned premium reserves	213	198
Policyholder reserves	160	75
Deferred revenue	70	72
Employee benefits	86	98
Deferred retroactive reinsurance benefit	88	89
Net operating loss carryforwards	44	55
Net unrealized losses	416	709
Other	159	147
Total deferred tax assets	1,438	1,621
Valuation allowance	(18)	(16)
Net deferred tax assets	1,420	1,605

Deferred tax liabilities:
Deferred acquisition costs	(126)	(113)
Property, plant and equipment	(938)	(810)
Basis differential in investment in subsidiary	(502)	(502)
Other liabilities	(198)	(149)
Total deferred tax liabilities	(1,764)	(1,574)

Net deferred tax assets (liabilities) (a)	$(344)	$31
(a) Includes deferred tax assets reflected in Other assets on the Consolidated Balance Sheets at December 31, 2023 and 2022	$54	$274

Net operating loss carryforwards in foreign tax jurisdictions of $169 million and foreign tax credit carryforwards of $9 million have no expiration.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As of December 31, 2023, a valuation allowance of $18 million was recorded related to state net operating losses and disallowed business interest expense from joint ventures.

Note 12. Debt

December 31	2023	2022
(In millions)

Loews Corporation (Parent Company):
Senior:
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)		$500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	$500	500
3.2% notes due 2030 (effective interest rate of 3.3%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)		243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500	500
3.5% notes due 2027 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.9% notes due 2029 (effective interest rate of 3.9%) (authorized, $500)	500	500
2.1% notes due 2030 (effective interest rate of 2.1%) (authorized, $500)	500	500
5.5% notes due 2033 (effective interest rate of 5.7%) (authorized, $500)	500
Boardwalk Pipelines:
Senior:
Variable rate revolving credit facility due 2028 (effective interest rate of 6.7%)	25
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600)	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
4.8% notes due 2029 (effective interest rate of 4.9%) (authorized, $500)	500	500
3.4% notes due 2031 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.6% notes due 2032 (effective interest rate of 3.7%) (authorized, $500)	500	500
Finance lease obligation	5	5
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 6.8% and 5.5%)	933	732
	9,063	9,080
Less unamortized discount and issuance costs	60	61
Debt	$9,003	$9,019

December 31, 2023	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt
(In millions)

Loews Corporation	$1,800	$18	$1,782		$1,782
CNA Financial	3,050	19	3,031	$550	2,481
Boardwalk Pipelines	3,280	17	3,263	1	3,262
Loews Hotels & Co	933	6	927	533	394
Total	$9,063	$60	$9,003	$1,084	$7,919

At December 31, 2023, the aggregate long-term debt maturing in each of the next five years is approximately as follows: $1.7 billion in 2024, $0 in 2025, $1.8 billion in 2026, $1.1 billion in 2027, $83 million in 2028 and $4.4 billion thereafter. Long-term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2023, giving it access to approximately $106 million of additional liquidity. As of December 31, 2023 and 2022, CNA had no outstanding borrowings from the FHLBC.

In 2023, CNA amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the amended and restated credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. As of December 31, 2023, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

In 2023, CNA issued $500 million of 5.5% senior notes due June 15, 2033 and repaid at maturity the $243 million outstanding aggregate principal balance of its 7.3% debenture.

Boardwalk Pipelines has a revolving credit facility with available borrowing capacity of $1 billion through May 27, 2027 and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. Interest rates are based on the term Secured Overnight Financing Rate (“SOFR”). As of December 31, 2023, Boardwalk Pipelines had $25 million of outstanding borrowings under its revolving credit facility. As of December 31, 2023, Boardwalk Pipelines was in compliance with its covenants under the credit agreement.

Boardwalk Pipelines’ $600 million of 5.0% senior notes due December 15, 2024 has been included as long-term debt as of December 31, 2023. Boardwalk Pipelines has the intent and ability to refinance the notes near or at their maturity through available capital resources, including borrowing under its revolving credit facility or publicly issuing debt securities.

In 2023, Loews Corporation retired at maturity with available cash the outstanding $500 million aggregate principal amount of its 2.6% senior notes.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contains a variety of financial and operational covenants. As of December 31, 2023, Loews Hotels & Co was in compliance with these covenants.

Note 13. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2021, 2022 and 2023:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2021, as reported	$—	$1,563	$—	$(23)	$(877)	$(82)	$581
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $(691), $1,313, $0, $0 and $0		2,331	(4,428)				(2,097)
Balance, January 1, 2021, as adjusted	—	3,894	(4,428)	(23)	(877)	(82)	(1,516)
Other comprehensive income (loss) before reclassifications, after tax of $2, $242, $(250), $(2), $(59) and $0	(7)	(906)	941	13	220	(20)	241
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(1), $21, $0, $(1), $(12) and $0	5	(81)		4	46		(26)
Other comprehensive income (loss)	(2)	(987)	941	17	266	(20)	215
Amounts attributable to noncontrolling interests		102	(98)		(25)	2	(19)
Balance, December 31, 2021	$(2)	$3,009	$(3,585)	$(6)	$(636)	$(100)	$(1,320)
Other comprehensive income (loss) before reclassifications, after tax of $0, $1,643, $(1,052), $(7), $1 and $0		(6,223)	3,959	20	(3)	(111)	(2,358)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(21), $0, $0, $(5) and $0	(5)	126			18		139
Other comprehensive income (loss)	(5)	(6,097)	3,959	20	15	(111)	(2,219)
Amounts attributable to noncontrolling interests		619	(410)		(1)	11	219
Balance, December 31, 2022	$(7)	$(2,469)	$(36)	$14	$(622)	$(200)	$(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $6, $(290), $85, $2, $(10) and $0	(24)	1,072	(318)	(5)	41	60	826
Reclassification of losses from accumulated other comprehensive loss, after tax of $(5), $(14), $0, $0, $(18) and $0	19	53			63		135
Other comprehensive income (loss)	(5)	1,125	(318)	(5)	104	60	961
Amounts attributable to noncontrolling interests		(93)	26		(5)	(5)	(77)
Purchase of CNA shares		(46)	(1)		(10)	(4)	(61)
Balance, December 31, 2023	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Common Stock Dividends

Loews Corporation declared and paid dividends of $0.25 per share in the aggregate on its common stock in each of 2023, 2022 and 2021.

There are no restrictions on Loews Corporation’s retained earnings or net income with regard to payment of dividends. However, as a holding company, Loews Corporation relies upon invested cash balances and distributions from its subsidiaries to generate the funds necessary to declare and pay any dividends to holders of its common stock. The ability of Loews Corporation’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, compliance with covenants in their respective credit agreements and applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. See Note 15 for a discussion of the regulatory restrictions on CNA’s availability to pay dividends.

Stock Purchases

Loews Corporation repurchased 14.0 million, 12.7 million and 21.1 million shares of its common stock at aggregate costs of $0.9 billion, $0.7 billion and $1.1 billion during the years ended December 31, 2023, 2022 and 2021. On December 31, 2023, 14.1 million shares of Loews Corporation common stock were retired. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings. Loews Corporation purchased 4.5 million shares of CNA’s common stock at an aggregate cost of $178 million in 2023.

Note 14. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported as Non-insurance warranty revenue and within Operating revenues and other on the Consolidated Statements of Operations. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 21:

Year Ended December 31	2023	2022	2021
(In millions)

Non-insurance warranty – CNA Financial	$1,624	$1,574	$1,430

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$1,582	$1,398	$1,306
Lodging and related services – Loews Hotels & Co	778	689	419
Rigid plastic packaging and recycled resin – Corporate (a)			280
Total revenues from contracts with customers	2,360	2,087	2,005
Other revenues	95	113	128
Operating revenues and other	$2,455	$2,200	$2,133
(a)Revenues presented reflect the consolidated results of Altium Packaging through March 31, 2021. See Note 2 for further discussion.

Receivables from contracts with customers – As of December 31, 2023 and 2022, receivables from contracts with customers were approximately $228 million and $168 million and are included within Receivables on the Consolidated Balance Sheets.

Deferred revenue – As of December 31, 2023 and 2022, deferred revenue resulting from contracts with customers was approximately $4.8 billion for each year and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Balance Sheets. Approximately $1.4 billion of revenues recognized during each of the years ended December 31, 2023 and 2022 were included in deferred revenue as of January 1, 2023 and 2022.

Contract costs – As of each of December 31, 2023 and 2022, the Company had approximately $3.7 billion of costs to obtain contracts with customers related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. For each of the years ended December 31, 2023 and 2022, amortization expense of $1.2 billion is reported as Non-insurance warranty expense on the Consolidated Statement of Operations. There were no adjustments to deferred costs recorded for the years ended December 31, 2023 and 2022.

Performance obligations – As of December 31, 2023, approximately $14.2 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and NGLs and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $2.8 billion will be recognized during 2024, $2.4 billion in 2025 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

Note 15. Statutory Accounting Practices

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 87 and 88 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $92 million and $74 million at December 31, 2023 and 2022.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2023, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2024 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $1.1 billion in 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2023(a)	2022	2023(a)	2022	2021
(In millions)

Combined Continental Casualty Companies	$10,946	$10,572	$1,172	$1,072	$1,253

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

The statutory capital and surplus presented above for CCC was approximately 225% and 238% of company action level RBC at December 31, 2023 and 2022. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CNA’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note 16. Benefit Plans

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2023	2022	2021	2023	2022	2021

Discount rate	5.0%	5.2%	2.6%	5.1%	5.4%	2.6%
Interest crediting rate	4.5%	3.4%	3.0%
Rate of compensation increase	0.0% to 3.5%	0.0% to 4.5%	0.0% to 3.0%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2023	2022	2021	2023	2022	2021

Discount rate	5.2%	3.4%	2.1%	5.4%	2.6%	2.2%
Expected long-term rate of return on plan assets	6.2%	6.3%	6.7%	3.0%	2.0%	2.8%
Interest crediting rate	3.5%	3.0%	3.0%
Rate of compensation increase	0.0% to 3.8%	0.0% to 3.0%	0.0% to 3.0%

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

The expected long-term rate of return for plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

Assumed health care cost trend rates:

December 31	2023	2022	2021

Health care cost trend rate assumed for next year	4.0% to 7.0%	4.0% to 6.5%	4.0% to 7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.5%	4.0% to 5.5%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2024-2028	2023-2026	2022-2026

During 2023, the Parent Company completed the termination of a non-contributory defined benefit plan. In total, the plan paid $66 million to settle its obligations to retirees and certain participants through the purchase of group annuity contracts from a third party insurance company and $34 million in lump sum payments to certain other participants. The Company recorded a settlement expense of $47 million ($37 million after-tax) to recognize unrealized losses which were previously included in AOCI.

In 2023, the CNA Retirement Plan paid $80 million to settle its obligation to certain retirees through the purchase of a group annuity contract from a third party insurance company, which reduced the plan's projected benefit obligation by $86 million.

Net periodic (benefit) cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2023	2022	2021	2023	2022	2021
(In millions)

Service cost	$2	$2	$3
Interest cost	110	76	70	$2	$1	$1
Expected return on plan assets	(125)	(165)	(169)	(3)	(2)	(3)
Amortization of unrecognized net loss	35	32	49	1
Settlements	48	5	3
Regulatory asset decrease			3
Net periodic (benefit) cost	$70	$(50)	$(41)	$—	$(1)	$(2)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$2,220	$2,916	$33	$44
Service cost	2	2
Interest cost	110	76	2	1
Plan participants’ contributions			3	3
Actuarial (gain) loss	31	(557)	6	(6)
Benefits paid from plan assets	(181)	(181)	(10)	(9)
Settlements	(194)	(23)
Foreign exchange	3	(13)
Benefit obligation at December 31	$1,991	$2,220	$34	$33

Change in plan assets:

Fair value of plan assets at January 1	$2,212	$2,816	$81	$93
Actual return on plan assets	206	(405)	5	(9)
Company contributions	22	19	4	3
Plan participants' contributions			3	3
Benefits paid from plan assets	(181)	(181)	(10)	(9)
Settlements	(188)	(23)
Foreign exchange	3	(14)
Fair value of plan assets at December 31	$2,074	$2,212	$83	$81

Funded status	$83	$(8)	$49	$48

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
(In millions)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$229	$149	$59	$57
Other liabilities	(146)	(157)	(10)	(9)
Net amount recognized	$83	$(8)	$49	$48

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$1
Net actuarial loss	672	$811	$3
Net amount recognized	$673	$811	$3	$—

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$229	$234
Accumulated benefit obligation	143	231	$11	$10
Fair value of plan assets	83	78

The benefit obligation for all defined benefit pension plans was $2.0 billion and $2.2 billion at December 31, 2023 and 2022. Changes for the years ended December 31, 2023 and 2022 include actuarial (losses) gains of $(31) million and $557 million primarily driven by changes in the discount rate used to determine the benefit obligations.

A total return approach is employed whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long-term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 0% to 40% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolios contain a diversified blend of fixed maturity, equity and short-term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2023, $101 million is committed to fund future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments at December 31, 2023.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2024	$190	$4
2025	183	3
2026	178	3
2027	180	3
2028	174	3
2029 – 2033	752	10

In 2024, it is expected that contributions of approximately $16 million will be made to pension plans and $1 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds	$10	$1,041	$6	$1,057
States, municipalities and political subdivisions		55		55
Asset-backed		233	8	241
Total fixed maturities	10	1,329	14	1,353
Equity securities	154	6		160
Short-term investments	114			114
Fixed income mutual funds	26			26
Other assets		11		11
Total plan assets at fair value	$304	$1,346	$14	$1,664
Plan assets at net asset value: (a)
Equity securities				25
Limited partnerships				385
Total plan assets	$304	$1,346	$14	$2,074

December 31, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$859	$7	$866
States, municipalities and political subdivisions		49		49
Asset-backed		157	9	166
Total fixed maturities	$—	1,065	16	1,081
Equity securities	236	13		249
Short-term investments	194	1		195
Fixed income mutual funds	42			42
Other assets (b)	2	12	57	71
Total plan assets at fair value	$474	$1,091	$73	$1,638
Plan assets at net asset value: (a)
Equity securities				21
Limited partnerships				553
Total plan assets	$474	$1,091	$73	$2,212

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)In November 2022, a portion of the pension assets was de-risked through the purchase of an annuity contract.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 93% and 62% of the carrying value as of December 31, 2023 and 2022 were invested in private debt and equity. Limited partnerships comprising 7% and 38% of the carrying value as of December 31, 2023 and 2022 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. Within hedge fund strategies, approximately 8% were equity related, 92% pursued a multi-strategy approach and none were focused on distressed investments at December 31, 2023.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short-term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$67		$67
States, municipalities and political subdivisions		39		39
Asset-backed		1		1
Total fixed maturities	$—	107	$—	107
Short-term investments	13			13
Fixed income mutual funds	2			2
Total assets	$15	$107	$—	$122

Other liabilities	$39			$39

December 31, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$55		$55
States, municipalities and political subdivisions		34		34
Asset-backed		1		1
Total fixed maturities	$—	90	$—	90
Short-term investments	2			2
Fixed income mutual funds	2			2
Total	$4	$90	$—	$94

Other liabilities	$13			$13

There were no Level 3 assets at December 31, 2023 and 2022.

Savings Plans – Several contributory savings plans are maintained which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. In addition, eligible employees also receive a contribution of a percentage of their annual eligible compensation. Employer contributions to these plans amounted to $103 million, $90 million and $83 million for the years ended December 31, 2023, 2022 and 2021.

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

SARs: Stock appreciation rights (“SARs”) were granted under the prior equity plan. The exercise price per share may not be less than the fair market value of the common stock on the date of grant. Generally, SARs vested ratably over a four-year period and expire in ten years.

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

In 2023, Loews Corporation granted an aggregate of 186,169 RSUs and PSUs at a weighted average grant-date fair value of $60.40 per unit. No RSUs were forfeited during the year. 531,500 SARs were outstanding at December 31, 2023 with a weighted average exercise price of $40.43.

The Company recognized compensation expense in connection with stock-based compensation that decreased net income by $36 million, $34 million and $33 million for the years ended December 31, 2023, 2022 and 2021. CNA also maintains their own stock-based compensation plan. Such amounts include Loews Corporation’s share of expense related to this plan.

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

The following table presents the amounts receivable from reinsurers:

December 31	2023	2022
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,141	$5,191
Reinsurance receivables related to paid losses	293	247
Reinsurance receivables	5,434	5,438
Less allowance for doubtful accounts	22	22
Reinsurance receivables, net of allowance for doubtful accounts	$5,412	$5,416

CNA has established an allowance for doubtful accounts on voluntary reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of December 31, 2023
(In millions)

A- to A++	$4,047
B- to B++	769
Insolvent	7
Total voluntary reinsurance outstanding balance (a)	$4,823

(a)
Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 8 for more information on the LPT. Also excluded are receivables from involuntary pools.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.6 billion and $3.7 billion at December 31, 2023 and 2022.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2023 were approximately $1.8 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $576 million from Cavello Bay Reinsurance Limited and $410 million from the Swiss Reinsurance Group. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2023

Property and casualty	$13,908	$223	$5,102	$9,029	2.5%
Long-term care	407	44		451	9.8
Earned premiums	$14,315	$267	$5,102	$9,480	2.8%

Year Ended December 31, 2022

Property and casualty	$13,097	$231	$5,134	$8,194	2.8%
Long-term care	427	46		473	9.7
Earned premiums	$13,524	$277	$5,134	$8,667	3.2%

Year Ended December 31, 2021

Property and casualty	$12,554	$240	$5,110	$7,684	3.1%
Long-term care	443	48		491	9.8
Earned premiums	$12,997	$288	$5,110	$8,175	3.5%

Included in the direct and ceded earned premiums for the years ended December 31, 2023, 2022 and 2021 are $2.9 billion, $3.3 billion and $3.6 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $2.8 billion, $2.6 billion and $3.1 billion for the years ended December 31, 2023, 2022 and 2021, including $1.5 billion, $1.8 billion and $2.0 billion related to the significant third party captive program discussed above.

Long-term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023. A hearing on the remanded issues is scheduled at the Trial Court in April 2024.

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

Note 19. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2023, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note 20. Supplemental Quarterly Information (Unaudited)

The following table presents the effect of adoption of ASU 2018-12 on selected 2022 financial data.

	2022
	Q1	Q2	Q3	Q4	Full Year
(In millions, except per share data)

Components of Income (Loss)

Net income (loss) attributable to Loews Corporation
As reported	$338	$180	$130	$364	$1,012
Effect of adoption	(16)	(13)	(152)	(9)	(190)
As adjusted	$322	$167	$(22)	$355	$822
Other comprehensive income (loss)
As reported	$(1,605)	$(1,405)	$(1,425)	$577	$(3,858)
Effect of adoption	603	627	586	(177)	1,639
As adjusted	$(1,002)	$(778)	$(839)	$400	$(2,219)
Diluted Net Income (Loss) Per Share

Net income (loss) attributable to Loews Corporation
As reported	$1.36	$0.73	$0.54	$1.53	$4.16
Effect of adoption	(0.07)	(0.05)	(0.63)	(0.04)	(0.78)
As adjusted	$1.29	$0.68	$(0.09)	$1.49	$3.38

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

Net income (loss) attributable to Loews Corporation for 2022 decreased from what was previously reported under legacy accounting guidance generally driven by the cumulative effect of assumption differences and differences in reserving methodologies between legacy accounting guidance and ASU 2018-12.

Net income (loss) attributable to Loews Corporation for the third quarter of 2022 decreased $152 million from what was previously reported under legacy accounting guidance, primarily related to CNA’s third quarter 2022 annual review of cash flow reserving assumptions. Under legacy accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax margin of $125 million and no unlocking event occurred. Under ASU 2018-12 favorable changes to the upper-medium grade fixed income instrument discount rate were recorded through AOCI, while the net unfavorable impact of increased cost of care inflation offset by favorable premium rate action assumptions was recorded in income.

Other comprehensive income (loss) for 2022 decreased from what was previously reported under legacy accounting guidance driven by increases in the upper-medium grade fixed income instrument yield, which was used as the discount rate to re-measure the LFPB.

Note 21. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, the consolidated operations of Altium Packaging through March 31, 2021 and the equity method of accounting for Altium Packaging subsequent to its deconsolidation on April 1, 2021. For further information on the deconsolidation of Altium Packaging see Note 2. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

CNA’s business is the sale of property and casualty insurance products and services, including surety, primarily through a network of independent agents, brokers and managing general underwriters. CNA’s operations also include its long-term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and the results of certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.

Boardwalk Pipelines operates in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. It also provides ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines owns approximately 14,310 miles of natural gas and NGL pipelines and underground storage caverns. Boardwalk Pipelines’ natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and its NGL pipelines and storage facilities are located in Louisiana and Texas.

Loews Hotels & Co operates a chain of 25 hotels, 24 of which are in the United States and one of which is in Canada.

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

Statements of Operations and Total assets by segment are presented in the following tables.

Year Ended December 31, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$9,480				$9,480
Net investment income	2,264	$11	$6	$114	2,395
Investment gains (losses)	(99)		46		(53)
Non-insurance warranty revenue	1,624				1,624
Operating revenues and other	30	1,625	800		2,455
Total	13,299	1,636	852	114	15,901

Expenses:

Insurance claims and policyholders’ benefits	7,068				7,068
Amortization of deferred acquisition costs	1,644				1,644
Non-insurance warranty expense	1,544				1,544
Operating expenses and other	1,398	1,108	767	120	3,393
Equity method (income) loss			(129)	9	(120)
Interest	127	155	14	80	376
Total	11,781	1,263	652	209	13,905
Income (loss) before income tax	1,518	373	200	(95)	1,996
Income tax (expense) benefit	(313)	(90)	(53)	5	(451)
Net income (loss)	1,205	283	147	(90)	1,545
Amounts attributable to noncontrolling interests	(111)				(111)
Net income (loss) attributable to Loews Corporation	$1,094	$283	$147	$(90)	$1,434

December 31, 2023

Total assets	$64,655	$9,785	$2,374	$2,383	$79,197

Year Ended December 31, 2022	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total (a)
(In millions)

Revenues:

Insurance premiums	$8,667				$8,667
Net investment income (loss)	1,805	$3	$1	$(7)	1,802
Investment losses	(199)				(199)
Non-insurance warranty revenue	1,574				1,574
Operating revenues and other	32	1,443	720	5	2,200
Total	11,879	1,446	721	(2)	14,044

Expenses:

Insurance claims and policyholders’ benefits	6,653				6,653
Amortization of deferred acquisition costs	1,490				1,490
Non-insurance warranty expense	1,471				1,471
Operating expenses and other	1,339	950	697	91	3,077
Equity method (income) loss			(148)	9	(139)
Interest	112	166	11	89	378
Total	11,065	1,116	560	189	12,930
Income (loss) before income tax	814	330	161	(191)	1,114
Income tax (expense) benefit	(133)	(83)	(44)	37	(223)
Net income (loss)	681	247	117	(154)	891
Amounts attributable to noncontrolling interests	(69)				(69)
Net income (loss) attributable to Loews Corporation	$612	$247	$117	$(154)	$822

December 31, 2022

Total assets	$60,945	$9,640	$1,935	$3,047	$75,567

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new standard. For additional information see Note 1.

Year Ended December 31, 2021	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate (b)	Total (a)
(In millions)

Revenues:

Insurance premiums	$8,175				$8,175
Net investment income	2,159		$1	$99	2,259
Investment gains	120			540	660
Non-insurance warranty revenue	1,430				1,430
Operating revenues and other	24	$1,349	479	281	2,133
Total	11,908	1,349	480	920	14,657

Expenses:

Insurance claims and policyholders’ benefits	6,371				6,371
Amortization of deferred acquisition costs	1,443				1,443
Non-insurance warranty expense	1,328				1,328
Operating expenses and other	1,191	885	503	378	2,957
Equity method (income) loss			(47)	21	(26)
Interest	113	161	36	114	424
Total	10,446	1,046	492	513	12,497
Income (loss) before income tax	1,462	303	(12)	407	2,160
Income tax expense	(278)	(68)	(2)	(127)	(475)
Net income (loss)	1,184	235	(14)	280	1,685
Amounts attributable to noncontrolling interests	(123)				(123)
Net income (loss) attributable to Loews Corporation	$1,061	$235	$(14)	$280	$1,562

(a)	As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new standard. For additional information see Note 1.

(b)	Amounts include the consolidated results of Altium Packaging through March 31, 2021. Beginning April 1, 2021, Altium Packaging is recorded as an equity method investment.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2023. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers is reported under the caption “Information about our Executive Officers” in Part I of this Report.

We have a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code can be found on our website at www.loews.com and is available in print to any shareholder who requests a copy by writing to our Corporate Secretary at Loews Corporation, 9 West 57th Street, New York, N.Y. 10019-2714. We intend to post any changes to or waivers of this Code for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on our website. Any amendment to this Code and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.

Additional information required by this Item can be found in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Additional information required by this item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

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

Page Number
2.Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	170

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	172
inside

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, as amended as of May 9, 2023	3.01*

	By-Laws of Registrant as amended and restated as of November 8, 2022, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on November 8, 2022 (File No. 001-06541)	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act, incorporated herein by reference to Exhibit 4.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)	4.01

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.02

(10)	Material Contracts

Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
		10.01+

Description	Exhibit Number

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.02 to Registrant’s Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023 (File No. 001-06541)
10.02+

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.03 to Registrant’s Report on Form 10-K for the year ended December 31, 2022, filed with the SEC n February 7, 2023 (File No. 001-06541)
10.03+

Form of Director Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.04 to Registrant’s Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023 (File No. 001-06541)
10.04+

Form of Election Form for Restricted Stock Units under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
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
10.19+

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14 (a) of the Exchange Act	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	31.02*

	Description	Exhibit Number

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(97)	Loews Corporation Executive Incentive Compensation Clawback Policy, adopted May 9, 2023	97.01*+

(101)	XBRL Related Documents

	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS*

	Inline XBRL Taxonomy Extension Schema	101.SCH*

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	Inline XBRL Taxonomy Label Linkbase	101.LAB*

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

(104)	(Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*
*Filed herewith.
+Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	February 6, 2024	By	/s/ Jane J. Wang
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 6, 2024	By	*
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 6, 2024	By	*
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Dated:	February 6, 2024	By	*
(Mark S. Schwartz, Vice President,
Chief Accounting Officer and Treasurer)

Dated:	February 6, 2024	By	*
(Ann E. Berman, Director)

Dated:	February 6, 2024	By	*
(Joseph L. Bower, Director)

Dated:	February 6, 2024	By	*
(Charles D. Davidson, Director)

Dated:	February 6, 2024	By	*
(Charles M. Diker, Director)

Dated:	February 6, 2024	By	*
(Paul J. Fribourg, Director)

Dated:	February 6, 2024	By	*
(Walter L. Harris, Director)

Dated:	February 6, 2024	By	*
(Jonathan C. Locker, Director)

Dated:	February 6, 2024	By	*
(Susan P. Peters, Director)

Dated:	February 6, 2024	By	*
(Andrew H. Tisch, Director)

Dated:	February 6, 2024	By	*
(Jonathan M. Tisch, Director)

Dated:	February 6, 2024	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General
Counsel and Secretary)
Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2023	2022 (a)
(In millions)

Current assets, principally investment in short-term instruments	$2,149	$2,810
Investments in securities	568	564
Investments in capital stocks of subsidiaries, at equity	14,889	13,410
Other assets	76	112
Total assets	$17,682	$16,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$102	$626
Long-term debt	1,782	1,780
Deferred income tax and other	94	141
Total liabilities	1,978	2,547
Shareholders’ equity	15,704	14,349
Total liabilities and shareholders’ equity	$17,682	$16,896

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2023	2022 (a)	2021 (a)
(In millions)

Revenues:
Equity in income of subsidiaries (b)	$1,501	$963	$1,639
Net investment income, interest and other	131	1	103
Investment loss			(15)
Total	1,632	964	1,727
Expenses:
Administrative	119	84	93
Interest	80	89	89
Total	199	173	182
Income before income tax	1,433	791	1,545
Income tax benefit	1	31	17
Net income	1,434	822	1,562
Equity in other comprehensive income (loss) of subsidiaries	884	(2,000)	196
Total comprehensive income (loss)	$2,318	$(1,178)	$1,758

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2023	2022 (a)	2021 (a)
(In millions)

Operating Activities:
Net income	$1,434	$822	$1,562
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity method investees	(512)	(3)	(804)
Investment loss			15
Provision for deferred income taxes	(4)	(49)	7
Changes in operating assets and liabilities, net:
Receivables	10	(11)
Accounts payable and accrued liabilities	(9)	(47)	(48)
Trading securities	576	153	(69)
Other, net	109	39	82
	1,604	904	745

Investing Activities:
Investments in and advances to subsidiaries	(217)	(137)	385
Change in investments, primarily short-term	29	30	72
Other	(11)	(9)
	(199)	(116)	457

Financing Activities:
Dividends paid	(57)	(61)	(65)
Purchases of treasury shares	(849)	(729)	(1,136)
Payment of debt	(500)
Other	(5)	(7)	(4)
	(1,411)	(797)	(1,205)

Net change in cash	(6)	(9)	(3)
Cash, beginning of year	10	19	22
Cash, end of year	$4	$10	$19

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

(b)	Cash dividends paid to the Company by affiliates amounted to $1,006, $978 and $853 for the years ended December 31, 2023, 2022 and 2021.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2023	2022 (a)
(In millions)

Deferred acquisition costs	$896	$806
Reserves for unpaid claim and claim adjustment expenses	23,304	22,120
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.4%)	647	683
Unearned premiums	6,933	6,374

Year Ended December 31	2023	2022 (a)	2021 (a)
(In millions)

Net written premiums	$9,892	$9,128	$8,405
Net earned premiums	9,480	8,667	8,175
Net investment income	2,163	1,751	2,111
Incurred claim and claim adjustment expenses related to current year	5,667	5,181	5,021
Incurred claim and claim adjustment expenses related to prior years	48	(32)	15
Amortization of deferred acquisition costs	1,644	1,490	1,443
Paid claim and claim adjustment expenses	4,601	4,302	3,949

(a)
As of January 1, 2023, ASU 2018-12 was adopted using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. For additional information see Notes 1 and 9 of the Notes to Consolidated Financial Statements included under Item 8.

