Form 10-Q
period 2024-03-31
LOEWS CORP
filed 2024-05-06
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
As of May 3, 2024, there were 221,406,259 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2024	2023
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $43,113 and $42,615, less allowance for credit loss of $20 and $16	$40,840	$40,626
Equity securities, cost of $1,027 and $1,015	1,104	1,050
Limited partnership investments	2,274	2,174
Other invested assets, primarily mortgage loans, less allowance for credit loss of $35 and $35	1,117	1,123
Short-term investments	5,388	4,396
Total investments	50,723	49,369
Cash	556	399
Receivables	9,754	9,660
Property, plant and equipment	10,723	10,718
Goodwill	347	347
Deferred non-insurance warranty acquisition expenses	3,621	3,661
Deferred acquisition costs of insurance subsidiaries	927	896
Other assets	4,255	4,147
Total assets	$80,906	$79,197

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,588	$23,304
Future policy benefits	13,513	13,959
Unearned premiums	7,046	6,933
Total insurance reserves	44,147	44,196
Payable to brokers	202	79
Short-term debt	1,678	1,084
Long-term debt	8,425	7,919
Deferred income taxes	500	398
Deferred non-insurance warranty revenue	4,645	4,694
Other liabilities	4,311	4,302
Total liabilities	63,908	62,672

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 222,421,077 and 222,268,150 shares	2	2
Additional paid-in capital	2,547	2,589
Retained earnings	16,060	15,617
Accumulated other comprehensive loss	(2,401)	(2,497)
	16,208	15,711
Less treasury stock, at cost (335,123 and 100,000 shares)	(24)	(7)
Total shareholders’ equity	16,184	15,704
Noncontrolling interests	814	821
Total equity	16,998	16,525
Total liabilities and equity	$80,906	$79,197
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2024	2023
(In millions, except per share data)

Revenues:
Insurance premiums	$2,441	$2,248
Net investment income	669	569
Investment losses	(22)	(35)
Non-insurance warranty revenue	407	407
Operating revenues and other	736	594
Total	4,231	3,783

Expenses:
Insurance claims and policyholders’ benefits (re-measurement gain (loss) of $(15) and $1)	1,807	1,653
Amortization of deferred acquisition costs	444	379
Non-insurance warranty expense	394	384
Operating expenses and other	880	781
Equity method income	(26)	(28)
Interest	103	95
Total	3,602	3,264
Income before income tax	629	519
Income tax expense	(144)	(115)
Net income	485	404
Amounts attributable to noncontrolling interests	(28)	(29)
Net income attributable to Loews Corporation	$457	$375

Basic and diluted net income per share	$2.05	$1.61

Weighted average shares outstanding:
Shares of common stock	222.47	233.30
Dilutive potential shares of common stock	0.31	0.32
Total weighted average shares outstanding assuming dilution	222.78	233.62

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Three Months Ended March 31	2024	2023
(In millions)

Net income	$485	$404

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses	2	(8)
Net unrealized gains (losses) on other investments	(217)	670
Total unrealized gains (losses) on investments	(215)	662
Impact of changes in discount rates used to measure long-duration contract liabilities	341	(396)
Unrealized gains (losses) on cash flow hedges	2	(2)
Pension and postretirement benefits	6	9
Foreign currency translation	(33)	16

Other comprehensive income	101	289

Comprehensive income	586	693

Amounts attributable to noncontrolling interests	(36)	(60)

Total comprehensive income attributable to Loews Corporation	$550	$633

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2023, as reported	$15,478	$2	$2,748	$15,144	$(3,284)	$(12)	$880
Cumulative effect adjustments from changes in accounting standards	(277)			(213)	(36)		(28)
Balance, January 1, 2023, as adjusted	15,201	2	2,748	14,931	(3,320)	(12)	852
Net income	404			375			29
Other comprehensive income	289				258		31
Dividends paid ($0.0625 per share)	(59)			(15)			(44)
Purchase of subsidiary stock from noncontrolling interests	(24)						(24)
Purchases of Loews Corporation treasury stock	(486)					(486)
Stock-based compensation	(4)		(26)				22
Other	(7)		(6)	2			(3)
Balance, March 31, 2023	$15,314	$2	$2,716	$15,293	$(3,062)	$(498)	$863

Balance, January 1, 2024	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	485			457			28
Other comprehensive income	101				93		8
Dividends paid ($0.0625 per share)	(70)			(14)			(56)
Purchases of Loews Corporation treasury stock	(17)					(17)
Stock-based compensation	(14)		(33)				19
Other	(12)		(9)		3		(6)
Balance, March 31, 2024	$16,998	$2	$2,547	$16,060	$(2,401)	$(24)	$814

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2024	2023
(In millions)

Operating Activities:

Net income	$485	$404
Adjustments to reconcile net income to net cash provided by operating activities, net	175	204
Changes in operating assets and liabilities, net:
Receivables	(113)	5
Deferred acquisition costs	(34)	(45)
Insurance reserves	443	432
Other assets	(114)	(85)
Other liabilities	(37)	(238)
Trading securities	(607)	42
Net cash flow provided by operating activities	198	719

Investing Activities:

Purchases of fixed maturities	(1,621)	(2,258)
Proceeds from sales of fixed maturities	736	1,414
Proceeds from maturities of fixed maturities	507	317
Purchases of equity securities	(169)	(82)
Proceeds from sales of equity securities	186	62
Purchases of limited partnership investments	(77)	(116)
Proceeds from sales of limited partnership investments	13	75
Purchases of property, plant and equipment	(159)	(159)
Dispositions	23
Change in short-term investments	(455)	647
Other, net	(10)	(34)
Net cash flow used by investing activities	(1,026)	(134)

Financing Activities:

Dividends paid	(14)	(15)
Dividends paid to noncontrolling interests	(56)	(44)
Purchases of Loews Corporation treasury stock	(24)	(462)
Purchases of subsidiary stock from noncontrolling interests		(24)
Principal payments on debt	(201)	(1)
Issuance of debt	1,299	37
Other, net	(17)	(15)
Net cash flow provided by (used by) financing activities	987	(524)

Effect of foreign exchange rate on cash	(2)	1

Net change in cash	157	62
Cash, beginning of period	399	532
Cash, end of period	$556	$594

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an approximately 92% owned subsidiary); transportation and storage of natural gas and natural gas liquids and other hydrocarbons (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its consolidated subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2024 and December 31, 2023 and results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2024 and 2023, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2024 and 2023 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

Recently issued Accounting Standards Updates (“ASUs”) - In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

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

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2024	2023
(In millions)

Fixed maturity securities	$502	$470
Limited partnership investments	54	27
Short-term investments	29	16
Equity securities (a)	22	12
Income from trading portfolio (a)	58	45
Other	28	20
Total investment income	693	590
Investment expenses	(24)	(21)
Net investment income	$669	$569
(a) Net investment income recognized due to the change in fair value of equity and trading portfolio securities held as of March 31, 2024 and 2023	$48	$11

Investment gains (losses) are as follows:

Three Months Ended March 31	2024	2023
(In millions)

Fixed maturity securities:
Gross gains	$14	$35
Gross losses	(46)	(57)
Investment losses on fixed maturity securities	(32)	(22)
Equity securities (a)	11	(14)
Short-term investments and other	(1)	1
Investment losses	$(22)	$(35)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of March 31, 2024 and 2023	$11	$(2)

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Three Months Ended March 31	2024	2023
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$9	$8
Asset-backed	5
Impairment losses recognized in earnings	$14	$8

There were no losses recognized on mortgage loans during the three months ended March 31, 2024 or 2023.

The following tables present a summary of fixed maturity securities:

March 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,221	$485	$1,374	$3	$24,329
States, municipalities and political subdivisions	7,726	318	756		7,288
Asset-backed:
Residential mortgage-backed	3,563	10	483		3,090
Commercial mortgage-backed	1,838	8	193	8	1,645
Other asset-backed	3,586	19	251	9	3,345
Total asset-backed	8,987	37	927	17	8,080
U.S. Treasury and obligations of government sponsored enterprises	181		2		179
Foreign government	763	3	37		729
Fixed maturities available-for-sale	$42,878	$843	$3,096	$20	$40,605
Fixed maturities trading	235				235
Total fixed maturity securities	$43,113	$843	$3,096	$20	$40,840

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703		7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425		3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government sponsored enterprises	152	1	2		151
Foreign government	741	6	34		713
Fixed maturities available-for-sale	$42,414	$1,022	$2,995	$16	$40,425
Fixed maturities trading	201				201
Total fixed maturity securities	$42,615	$1,022	$2,995	$16	$40,626

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,578	$48	$13,459	$1,326	$16,037	$1,374
States, municipalities and political subdivisions	686	17	3,266	739	3,952	756
Asset-backed:
Residential mortgage-backed	434	8	2,159	475	2,593	483
Commercial mortgage-backed	131	2	1,162	191	1,293	193
Other asset-backed	588	9	1,833	242	2,421	251
Total asset-backed	1,153	19	5,154	908	6,307	927
U.S. Treasury and obligations of government-sponsored enterprises	100	1	28	1	128	2
Foreign government	136	2	452	35	588	37
Total fixed maturity securities	$4,653	$87	$22,359	$3,009	$27,012	$3,096

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total fixed maturity securities	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2024		December 31, 2023
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,426	$361	$2,273	$309
AAA	1,661	280	1,524	261
AA	4,109	690	3,817	658
A	6,324	570	5,652	517
BBB	11,672	1,083	11,523	1,095
Non-investment grade	820	112	942	155
Total	$27,012	$3,096	$25,731	$2,995

Based on current facts and circumstances, the unrealized losses presented in the March 31, 2024 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of March 31, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $437 million, $435 million and $407 million as of March 31, 2024, December 31, 2023 and March 31, 2023 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended March 31, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets			—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)			—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		5	5
Total allowance for credit losses	$3	$17	$20

Three months ended March 31, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets	9		9

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3		3

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	1		1
Total allowance for credit losses	$1	$1	$2

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2024		December 31, 2023
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,238	$1,207	$1,121	$1,091
Due after one year through five years	11,680	11,308	11,563	11,180
Due after five years through ten years	13,283	12,461	13,359	12,573
Due after ten years	16,677	15,629	16,371	15,581
Total	$42,878	$40,605	$42,414	$40,425

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$33	$9	$2	$97	$283	$424
LTV 55% to 65%				5			5
LTV greater than 65%			30	12			42
DSCR 1.2x - 1.6x
LTV less than 55%		28	5		13	63	109
LTV 55% to 65%	$12	21	36	36	24	31	160
LTV greater than 65%		12	65				77
DSCR ≤1.2x
LTV less than 55%							—
LTV 55% to 65%		32	75			43	150
LTV greater than 65%			28	21		48	97
Total	$12	$126	$248	$76	$134	$468	$1,064

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	March 31, 2024			December 31, 2023
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$235	$1		$202	$1
Futures – short	127			116
Warrants	84	3		84	3
Interest rate swaps	300	12		300	13
Currency forwards				13		$(1)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of March 31, 2024, commitments to purchase or fund were approximately $1.6 billion and to sell were approximately $25 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

March 31, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$189	$23,966	$1,082	$25,237
States, municipalities and political subdivisions		7,245	43	7,288
Asset-backed		7,209	871	8,080
Fixed maturities available-for-sale	189	38,420	1,996	40,605
Fixed maturities trading	235			235
Total fixed maturities	$424	$38,420	$1,996	$40,840

Equity securities	$654	$439	$11	$1,104
Short-term and other	5,203	19		5,222
Receivables		12		12
Payable to brokers	(38)			(38)

December 31, 2023

Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions		7,348	44	7,392
Asset-backed		7,000	901	7,901
Fixed maturities available-for-sale	161	38,274	1,990	40,425
Fixed maturities trading	201			201
Total fixed maturities	$362	$38,274	$1,990	$40,626

Equity securities	$586	$440	$24	$1,050
Short-term and other	4,215	32		4,247
Receivables		13		13
Payable to brokers	(62)			(62)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2024	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,045		$(12)	$74		$(36)	$11		$1,082		$(14)
States, municipalities and political
subdivisions	44		(1)						43		(1)
Asset-backed	901	$2	(5)	18	$(9)	(17)		$(19)	871		(5)
Fixed maturities available-for-sale	$1,990	$2	$(18)	$92	$(9)	$(53)	$11	$(19)	$1,996	$—	$(20)

Equity securities	$24	$6			$(19)				$11	$1

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$24	$81		$(3)			$912		$24
States, municipalities and political
subdivisions	43		1						44		1
Asset-backed	788	$5	7	55		(9)	$23	$(10)	859		7
Fixed maturities available-for-sale	$1,641	$5	$32	$136	$—	$(12)	$23	$(10)	$1,815	$—	$32

Equity securities	$35	$(6)							$29	$(6)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

March 31, 2024	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,521	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2023

Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1%	—	7%	(2%)

For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount, estimated fair value and the level of the fair value hierarchy of the financial assets and liabilities which are not measured at fair value on the Consolidated Condensed Balance Sheets are presented in the following tables. The carrying amounts and estimated fair values of short-term debt and long-term debt exclude finance lease obligations. The carrying amounts reported on the Consolidated Condensed Balance Sheets for cash and short-term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short-term nature of these items.

	Carrying Amount	Estimated Fair Value
March 31, 2024		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,029			$987	$987

Liabilities:
Short-term debt	1,677		$1,145	519	1,664
Long-term debt	8,422		7,663	431	8,094

December 31, 2023

Assets:
Other invested assets, primarily mortgage loans	$1,035			$997	$997

Liabilities:
Short-term debt	1,083		$546	520	1,066
Long-term debt	7,915		7,255	385	7,640

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $88 million and $52 million for the three months ended March 31, 2024 and 2023 primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three Months Ended March 31	2024	2023
(In millions)

Reserves, beginning of year:
Gross	$23,304	$22,120
Ceded	5,141	5,191
Net reserves, beginning of year	18,163	16,929

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,502	1,326
Increase (decrease) in provision for insured events of prior years	(6)	13
Amortization of discount	10	11
Total net incurred (a)	1,506	1,350

Net payments attributable to:
Current year events	(113)	(72)
Prior year events	(1,168)	(1,042)
Total net payments	(1,281)	(1,114)

Foreign currency translation adjustment and other	(41)	35

Net reserves, end of period	18,347	17,200
Ceded reserves, end of period	5,241	5,209
Gross reserves, end of period	$23,588	$22,409

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance, benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

CNA’s commercial property and casualty operations (“Property & Casualty Operations”) recorded favorable net prior year loss reserve development of $7 million and unfavorable net prior year loss reserve development of $13 million for the three months ended March 31, 2024 and 2023.

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations:

Three Months Ended March 31	2024	2023
(In millions)

Medical professional liability		$9
Surety	$(18)
Warranty	13	(9)
Workers’ compensation	(2)	(2)
Other property and casualty operations		15
Total pretax (favorable) unfavorable development	$(7)	$13

2024

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in warranty was primarily due to higher than expected frequency and severity in a recent accident year.

2023

Unfavorable development in other property and casualty operations was due to higher than expected large loss emergence in CNA’s professional liability business in accident year 2017.

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

In years subsequent to the effective date of the LPT, adverse prior year development on A&EP reserves was recognized resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which a change in the estimate of A&EP reserves is recognized that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the Consolidated Condensed Statements of Operations.

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $12 million and $8 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, the cumulative amounts ceded under the LPT were $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $405 million and $417 million as of March 31, 2024 and December 31, 2023 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.6 billion as of March 31, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

Credit Risk for Ceded Reserves

The majority of CNA’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A- or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

5. Future Policy Benefits Reserves

Future policy benefits reserves are associated with CNA’s run-off long-term care business, included in Other Insurance Operations, and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. Future policy benefits reserves are comprised of the liability for future policyholder benefits (“LFPB”) which is reflected as Insurance reserves: Future policy benefits on the Consolidated Condensed Balance Sheet.

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

For further information on the long-term care reserving process see Note 1 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes balances and changes in the LFPB:

	2024	2023
(In millions)

Present value of future net premiums
Balance, January 1	$3,710	$3,993
Effect of changes in discount rate	(125)	(74)
Balance, January 1, at original locked in discount rate	3,585	3,919
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(28)	(49)
Adjusted balance, January 1	3,557	3,870
Interest accrual	47	52
Net premiums: earned during period	(107)	(111)
Balance, end of period at original locked in discount rate	3,497	3,811
Effect of changes in discount rate	56	154
Balance, March 31	$3,553	$3,965

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,472
Effect of changes in discount rate	(578)	(125)
Balance, January 1, at original locked in discount rate	17,091	17,347
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(13)	(50)
Adjusted balance, January 1	17,078	17,297
Interest accrual	231	242
Benefit & expense payments	(321)	(302)
Balance, end of period at original locked in discount rate	16,988	17,237
Effect of changes in discount rate	78	704
Balance, March 31	$17,066	$17,941

Net LFPB, March 31	$13,513	$13,976

(a)
As of March 31, 2024 and 2023, the re-measurement gain (loss) of $(15) million and $1 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the long-term care business recognized on the Condensed Consolidated Statement of Operations.

Three Months Ended March 31	2024	2023
(In millions)

Earned premiums	$110	$115
Interest expense	184	190

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	March 31,
	2024	2023
(In millions)

Expected future benefit and expense payments	$32,474	$33,759
Expected future gross premiums	5,270	5,729

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.7 billion and $4.0 billion as of March 31, 2024 and 2023.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of March 31, 2024 and 2023.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	March 31,		December 31,
	2024	2023	2023

Original locked in discount rate	5.22%	5.26%	5.22%
Upper-medium grade fixed income instrument discount rate	5.20	4.92	4.94

For the three months ended March 31, 2024 and 2023, immediate charges to net income resulting from adverse development that caused the net premium ratio (“NPR”) to exceed 100% for certain cohorts were $20 million and $13 million. For the three months ended March 31, 2024 and 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $2 million and $11 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2023 and 2024:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2023, as reported	$(7)	$(2,469)	$—	$14	$(622)	$(200)	$(3,284)
Cumulative effect adjustments from changes in accounting standards, after tax of $0, $0, $11, $0, $0 and $0			(36)				(36)
Balance, January 1, 2023, as adjusted	(7)	(2,469)	(36)	14	(622)	(200)	(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $2, $(176), $105, $1, $0 and $0	(8)	652	(396)	(2)		16	262
Reclassification of losses from accumulated other comprehensive loss, after tax of $0, $(4), $0, $0, $(2) and $0		18			9		27
Other comprehensive income (loss)	(8)	670	(396)	(2)	9	16	289
Amounts attributable to noncontrolling interests	1	(68)	39		(1)	(2)	(31)
Balance, March 31, 2023	$(14)	$(1,867)	$(393)	$12	$(614)	$(186)	$(3,062)

Balance, January 1, 2024	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $0, $64, $(91), $(1), $0 and $0	(1)	(239)	341	2		(33)	70
Reclassification of losses from accumulated other comprehensive loss, after tax of $(1), $(6), $0, $0, $(1) and $0	3	22			6		31
Other comprehensive income (loss)	2	(217)	341	2	6	(33)	101
Amounts attributable to noncontrolling interests		19	(29)		(1)	3	(8)
Other	1	5		(1)	(2)		3
Balance, March 31, 2024	$(9)	$(1,676)	$(17)	$10	$(530)	$(179)	$(2,401)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 0.2 million and 8.2 million shares of its common stock at aggregate costs of $17 million and $486 million during the three months ended March 31, 2024 and 2023.

7. Debt

In February of 2024, CNA completed a public offering of $500 million aggregate principal amount of its 5.1% senior notes due February 15, 2034. CNA intends to use the net proceeds towards retiring the outstanding $550 million aggregate principal amount of its 4.0% senior notes due May 2024.

In February of 2024, Boardwalk Pipelines completed a public offering of $600 million aggregate principal amount of its 5.6% senior notes due August 1, 2034. Boardwalk Pipelines intends to use the net proceeds to retire the outstanding $600 million aggregate principal amount of its 5.0% notes due December 2024.

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

Three Months Ended March 31	2024	2023
(In millions)

Non-insurance warranty – CNA Financial	$407	$407

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$501	$386
Lodging and related services – Loews Hotels & Co	209	185
Total revenues from contracts with customers	710	571
Other revenues	26	23
Operating revenues and other	$736	$594

Receivables from contracts with customers – As of March 31, 2024 and December 31, 2023, receivables from contracts with customers were approximately $201 million and $228 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2024 and December 31, 2023, deferred revenue resulting from contracts with customers was approximately $4.7 billion and $4.8 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $410 million and $397 million of revenues recognized during the three months ended March 31, 2024 and 2023 were included in deferred revenue as of December 31, 2023 and 2022.

Performance obligations – As of March 31, 2024, approximately $15.1 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $2.2 billion will be recognized during the remaining nine months of 2024, $2.5 billion in 2025 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

9. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2024	2023	2024	2023
(In millions)

Service cost	$1	$1
Interest cost	24	28	$1	$1
Expected return on plan assets	(29)	(32)	(1)	(1)
Amortization of unrecognized net loss	7	9
Net periodic cost	$3	$6	$—	$—

10. Legal Proceedings

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023. A hearing on the remanded issues was held at the Trial Court in April 2024.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

11. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2024, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

12. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the equity method of accounting for Altium Packaging LLC. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 21 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended March 31, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,441				$2,441
Net investment income	609	$4	$2	$54	669
Investment losses	(22)				(22)
Non-insurance warranty revenue	407				407
Operating revenues and other	9	513	214		736
Total	3,444	517	216	54	4,231

Expenses:

Insurance claims and policyholders’ benefits	1,807				1,807
Amortization of deferred acquisition costs	444				444
Non-insurance warranty expense	394				394
Operating expenses and other	337	312	209	22	880
Equity method (income) loss			(27)	1	(26)
Interest	35	43	6	19	103
Total	3,017	355	188	42	3,602
Income before income tax	427	162	28	12	629
Income tax expense	(89)	(41)	(12)	(2)	(144)
Net income	338	121	16	10	485
Amounts attributable to noncontrolling interests	(28)				(28)
Net income attributable to Loews Corporation	$310	$121	$16	$10	$457

Three Months Ended March 31, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,248				$2,248
Net investment income	525	$1	$1	$42	569
Investment losses	(35)				(35)
Non-insurance warranty revenue	407				407
Operating revenues and other	7	396	191		594
Total	3,152	397	192	42	3,783

Expenses:

Insurance claims and policyholders’ benefits	1,653				1,653
Amortization of deferred acquisition costs	379				379
Non-insurance warranty expense	384				384
Operating expenses and other	337	242	183	19	781
Equity method (income) loss			(31)	3	(28)
Interest	28	39	6	22	95
Total	2,781	281	158	44	3,264
Income (loss) before income tax	371	116	34	(2)	519
Income tax expense	(74)	(30)	(10)	(1)	(115)
Net income (loss)	297	86	24	(3)	404
Amounts attributable to noncontrolling interests	(29)				(29)
Net income (loss) attributable to Loews Corporation	$268	$86	$24	$(3)	$375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2023. This MD&A is comprised of the following sections:

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

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 15 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31	2024	2023
(In millions, except per share data)

CNA Financial	$310	$268
Boardwalk Pipelines	121	86
Loews Hotels & Co	16	24
Corporate	10	(3)
Net income attributable to Loews Corporation	$457	$375

Basic and diluted net income per share	$2.05	$1.61

Net income attributable to Loews Corporation for the three months ended March 31, 2024 was $457 million, or $2.05 per share, compared to net income of $375 million, or $1.61 per share in the comparable 2023 period.

The increase in net income attributable to Loews Corporation for the three months ended March 31, 2024 as compared to the comparable 2023 period was primarily driven by higher net income at CNA and Boardwalk Pipelines. The increase at CNA is primarily due to higher net investment income and favorable net prior year loss reserve development, partially offset by higher catastrophe losses and the increase at Boardwalk Pipelines is primarily due to higher revenues from re-contracting at higher rates and recently completed growth projects.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2024 and 2023 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2024	2023
(In millions)

Revenues:
Insurance premiums	$2,441	$2,248
Net investment income	609	525
Investment losses	(22)	(35)
Non-insurance warranty revenue	407	407
Other revenues	9	7
Total	3,444	3,152
Expenses:
Insurance claims and policyholders’ benefits	1,807	1,653
Amortization of deferred acquisition costs	444	379
Non-insurance warranty expense	394	384
Other operating expenses	337	337
Interest	35	28
Total	3,017	2,781
Income before income tax	427	371
Income tax expense	(89)	(74)
Net income	338	297
Amounts attributable to noncontrolling interests	(28)	(29)
Net income attributable to Loews Corporation	$310	$268

Net income attributable to Loews Corporation increased $42 million for the three months ended March 31, 2024 as compared with the comparable 2023 period due to higher net investment income and favorable net prior year loss reserve development, partially offset by higher catastrophe losses.

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

The following tables summarize the results of CNA’s Property & Casualty Operations for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,682	$1,686	$374	$3,742
Gross written premiums excluding third-party captives	880	1,682	374	2,936
Net written premiums	792	1,338	260	2,390
Net earned premiums	814	1,202	315	2,331
Underwriting gain	76	29	21	126
Net investment income	150	176	31	357
Core income	177	158	37	372

Other performance metrics:
Underlying loss ratio	59.2%	62.0%	58.1%	60.5%
Effect of catastrophe impacts		6.8	2.0	3.8
Effect of development-related items	(0.6)			(0.2)
Loss ratio	58.6%	68.8%	60.1%	64.1%
Expense ratio	31.8	28.2	33.2	30.1
Dividend ratio	0.3	0.6		0.4
Combined ratio	90.7%	97.6%	93.3%	94.6%
Underlying combined ratio	91.3%	90.8%	91.3%	91.0%

Rate	2%	6%	1%	4%
Renewal premium change	3	8	3	6
Retention	88	85	82	85
New business	$94	$367	$68	$529

Three Months Ended March 31, 2023	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,780	$1,442	$398	$3,620
Gross written premiums excluding third-party captives	886	1,440	398	2,724
Net written premiums	788	1,188	271	2,247
Net earned premiums	797	1,046	290	2,133
Underwriting gain	80	41	9	130
Net investment income	129	149	23	301
Core income	171	151	24	346

Other performance metrics:
Underlying loss ratio	58.4%	61.5%	57.5%	59.8%
Effect of catastrophe impacts		4.2	2.8	2.4
Effect of development-related items			5.1	0.7
Loss ratio	58.4%	65.7%	65.4%	62.9%
Expense ratio	31.4	29.8	31.8	30.7
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.0%	96.0%	97.2%	93.9%
Underlying combined ratio	90.0%	91.8%	89.3%	90.8%

Rate	2%	7%	4%	5%
Renewal premium change	4	9	8	7
Retention	88	86	83	86
New business	$108	$310	$85	$503

Gross written premiums, excluding third-party captives, for Specialty decreased $6 million for the three months ended March 31, 2024 as compared with the comparable 2023 period driven by lower new business, partially offset by favorable rate. Net written premiums for Specialty increased $4 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended March 31, 2024 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $244 million for the three months ended March 31, 2024 as compared with the comparable 2023 period driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $150 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended March 31, 2024 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International decreased $24 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $31 million driven by lower new business. Net written premiums for International decreased $11 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $16 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended March 31, 2024 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $26 million for the three months ended March 31, 2024 as compared with the comparable 2023 period driven by higher net investment income and favorable net prior year loss reserve development partially offset by higher catastrophe losses.

Catastrophe losses for Property & Casualty Operations were $88 million for the three months ended March 31, 2024 as compared with $52 million for the comparable 2023 period. For the three months ended March 31, 2024 and 2023, Specialty had no catastrophe losses, Commercial had catastrophe losses of $82 million and $44 million and International had catastrophe losses of $6 million and $8 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $7 million was recorded for the three months ended March 31, 2024 as compared with unfavorable net prior year loss reserve development of $13 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, Specialty recorded favorable net prior year loss reserve development of $5 million and no net prior year loss reserve development, Commercial recorded favorable net prior year loss reserve development of $2 million in each period and International recorded no net prior year loss reserve development and unfavorable net prior year loss reserve development of $15 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 0.7 points for the three months ended March 31, 2024 as compared with the comparable 2023 period due to a 0.4 point increase in the expense ratio and a 0.2 point increase in the loss ratio. The increase in the expense ratio was driven by higher acquisition costs. The increase in the loss ratio was due to an increase in the underlying loss ratio partially offset by favorable net prior year loss reserve development.

Commercial’s combined ratio increased 1.6 points for the three months ended March 31, 2024 as compared with the comparable 2023 period primarily due to a 3.1 point increase in the loss ratio, partially offset by a 1.6 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, which were 6.8 points of the loss ratio for the three months ended March 31, 2024 as compared with 4.2 points of the loss ratio in the comparable 2023 period. The improvement in the expense ratio was driven by higher net earned premiums and lower acquisition costs partially offset by higher employee related costs.

International’s combined ratio improved 3.9 points for the three months ended March 31, 2024 as compared with the comparable 2023 period due to a 5.3 point improvement in the loss ratio, partially offset by a 1.4 point increase in the expense ratio. The improvement in the loss ratio for the three months ended March 31, 2024 was driven by unfavorable net prior year loss reserve development recorded for the comparable 2023 period. Catastrophe losses were 2.0 points of the loss ratio for the three months ended March 31, 2024, as compared with 2.8 points of the loss ratio in the comparable 2023 period. The increase in the expense ratio was driven by higher employee related costs partially offset by higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31	2024	2023
(In millions)

Net earned premiums	$110	$115
Net investment income	252	224
Core loss	(17)	(21)

Core results for Other Insurance Operations improved $4 million for the three months ended March 31, 2024 as compared with the comparable 2023 period, primarily due to higher net investment income, partially offset by a $5 million charge related to office consolidation in the 2024 period.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to Core Income

The following table reconciles net income attributable to Loews Corporation to core income for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31	2024	2023
(In millions)

Net income attributable to Loews Corporation	$310	$268
Investment losses	17	28
Noncontrolling interests	28	29
Total core income	$355	$325

Core income (loss):
Property & Casualty Operations	372	$346
Other Insurance Operations	(17)	(21)
Total core income	$355	$325

Boardwalk Pipelines

A significant portion of Boardwalk Pipelines’ revenues is fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as changes in pricing on contract renewals and other factors. Boardwalk Pipelines has little to no direct commodity price exposure. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Boardwalk Pipelines’ operations and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule and Boardwalk Pipelines’ efforts to monitor, control and reduce emissions, as further discussed in Results of Operations of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

On September 29, 2023, Boardwalk Pipelines acquired Williams Olefins Pipeline Holdco LLC, renamed Boardwalk Ethane Pipeline Holdco, LLC (“Bayou Ethane”), after the acquisition, from Williams Field Services Group, LLC. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas.

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2024 and 2023, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

Three Months Ended March 31	2024	2023
(In millions)

Revenues:
Operating revenues and other	$513	$397
Interest income	4
Total	517	397
Expenses:
Operating and other:
Operating costs and expenses	206	141
Depreciation and amortization	106	101
Interest	43	39
Total	355	281
Income before income tax	162	116
Income tax expense	(41)	(30)
Net income attributable to Loews Corporation	$121	$86
EBITDA	$307	$256

EBITDA and net income attributable to Loews Corporation increased $51 million and $35 million for the three months ended March 31, 2024 as compared with the comparable 2023 period.

Total revenues increased $120 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. Boardwalk Pipelines’ transportation revenues increased $24 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $7 million due to favorable market conditions; product sale revenues from the sale of natural gas, ethylene and propane increased $9 million; and the Bayou Ethane acquisition contributed $75 million of operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses increased $65 million for the three months ended March 31, 2024 as compared with the comparable 2023 period primarily reflecting operations of the Bayou Ethane acquisition.

Depreciation and amortization expenses increased $5 million for the three months ended March 31, 2024 as compared with the comparable 2023 period due to an increased asset base from recently completed growth projects and the Bayou Ethane acquisition.

Interest expenses increased $4 million for the three months ended March 31, 2024 as compared with the comparable 2023 period, primarily due to higher average outstanding debt.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31	2024	2023
(In millions)

Net income attributable to Loews Corporation	$121	$86
Interest, net	39	39
Income tax expense	41	30
Depreciation and amortization	106	101
EBITDA	$307	$256

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2024 and 2023, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Three Months Ended March 31	2024	2023
(In millions)

Revenues:
Operating revenue	$183	$155
Revenues related to reimbursable expenses	33	37
Total	216	192
Expenses:
Operating and other:
Operating	155	130
Reimbursable expenses	33	37
Depreciation and amortization	21	16
Equity income from joint ventures	(27)	(31)
Interest	6	6
Total	188	158
Income before income tax	28	34
Income tax expense	(12)	(10)
Net income attributable to Loews Corporation	$16	$24

Net income attributable to Loews Corporation decreased $8 million for the three months ended March 31, 2024 as compared with the comparable 2023 period primarily due to the reasons discussed below.

Operating revenues improved by $28 million and operating expenses increased by $25 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. The increase in operating revenues and operating expenses was driven by the opening of the Loews Arlington Hotel and Convention Center, including pre-opening expenses, in the first quarter of 2024 and consolidating the results of a property previously accounted for under the equity method. Operating revenues also improved due to higher occupancy levels at city center hotels as a result of the continued recovery in group travel in 2024 as compared with the comparable 2023 period and an increase in food and beverage revenues. Operating expenses also increased due to increased staffing costs, as well as higher insurance expenses and property taxes.

Equity income from joint ventures decreased $4 million for the three months ended March 31, 2024 as compared with the comparable 2023 period. The decrease was driven by a reduction in overall occupancy levels at many joint venture hotels, particularly at the Universal Orlando Resort, during the first quarter of 2024 as compared with the comparable 2023 period and consolidating the results of a property previously accounted for under the equity method. Expenses at joint venture properties increased in 2024 compared to 2023, largely due to increased staffing costs, as well as higher insurance expenses and property taxes.

Depreciation and amortization increased $5 million for the three months ended March 31, 2024 as compared with the comparable 2023 period mainly due to the opening of the Loews Arlington Hotel and Convention Center in the first quarter of 2024 and consolidating the results of a property previously accounted for under the equity method.

Interest expense for the three months ended March 31, 2024 was consistent with the comparable 2023 period as higher interest rates and average outstanding debt balances were offset by the favorable impact of interest rate caps and the increase in capitalized interest on projects under development.

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

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2024 and 2023 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2024	2023
(In millions)

Revenues:
Net investment income	$54	$42
Total	54	42
Expenses:
Operating and other	22	19
Equity method loss	1	3
Interest	19	22
Total	42	44
Income (loss) before income tax	12	(2)
Income tax expense	(2)	(1)
Net income (loss) attributable to Loews Corporation	$10	$(3)

Net income attributable to Loews Corporation increased $13 million for the three months ended March 31, 2024 as compared with the comparable 2023 period primarily due to the reasons discussed below.

Net investment income for the Parent Company increased $12 million for the three months ended March 31, 2024 as compared with the comparable 2023 period, primarily due to higher returns on equity investments.

Interest expenses decreased by $3 million for the three months ended March 31, 2024 as compared with the comparable 2023 period due to the retirement of the Parent Company’s $500 million aggregate principal amount of its 2.6% senior notes in May of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.2 billion at March 31, 2024 as compared to $2.6 billion at December 31, 2023. During the three months ended March 31, 2024, we received $656 million in cash dividends from our subsidiaries, including a special cash dividend of $497 million from CNA and a $50 million distribution from Boardwalk Pipelines. Cash outflows during the three months ended March 31, 2024 included the payment of $24 million to fund treasury stock purchases and $14 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. We repurchased 0.9 million shares of Loews Corporation common stock for a total cost of $67 million since December 31, 2023. As of May 3, 2024, there were 221,406,259 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or purchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $504 million for the three months ended March 31, 2024 as compared with $436 million for the comparable 2023 period. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher distributions from limited partnerships, partially offset by an increase in net claim payments and higher operating expenses.

CNA paid cash dividends of $2.44 per share on its common stock, including a special cash dividend of $2.00 per share, during the three months ended March 31, 2024. On May 2, 2024, CNA’s Board of Directors declared a quarterly cash dividend of $0.44 per share payable June 6, 2024 to shareholders of record on May 20, 2024. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2024, CCC was in a positive earned surplus position. CCC paid dividends of $300 million and $475 million during the three months ended March 31, 2024 and 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In February of 2024, CNA completed a public offering of $500 million aggregate principal amount of its 5.1% senior notes due February 15, 2034. CNA intends to use the net proceeds towards retiring the outstanding $550 million aggregate principal amount of its 4.0% senior notes due May 2024.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $43 million for the three months ended March 31, 2024 as compared with the comparable 2023 period, primarily due to changes in net income adjusted for depreciation and amortization.

For the three months ended March 31, 2024 and 2023, Boardwalk Pipelines’ capital expenditures were $97 million and $86 million, consisting of growth capital expenditures of $59 million in each period and maintenance capital expenditures of $38 million and $27 million.

In February of 2024, Boardwalk Pipelines completed a public offering of $600 million aggregate principal amount of its 5.6% senior notes due August 1, 2034. As of March 31, 2024, Boardwalk Pipelines had the full borrowing capacity of $1.0 billion available under its revolving credit facility. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. Boardwalk Pipelines anticipates that its existing capital resources, including its cash and cash equivalents, short-term investments, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2024 and to retire its $600 million of debt that is maturing in December 2024. As of March 31, 2024, Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue up to $900 million of debt securities, warrants or rights from time to time.

In February of 2024, Boardwalk Pipelines paid a distribution of $50 million to the Company.

As of March 31, 2024, Loews Hotels & Co, through its subsidiaries, had $527 million in mortgage loans that mature within twelve months. Loews Hotels & Co currently intends to refinance these loans prior to maturity. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

Loews Hotels & Co received aggregate proceeds of $23 million for the sale of an owned hotel in the first quarter of 2024. In addition, Loews Hotels & Co agreed to acquire all of the remaining outstanding noncontrolling equity interest of an owned and consolidated hotel for $30 million. This transaction was completed on April 1, 2024.

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

Three Months Ended March 31	2024	2023
(In millions)

Fixed income securities:
Taxable fixed income securities	$472	$430
Tax-exempt fixed income securities	38	49
Total fixed income securities	510	479
Limited partnership and common stock investments	68	28
Other, net of investment expense	31	18
Net investment income	$609	$525

Effective income yield for the fixed income securities portfolio	4.7%	4.6%
Limited partnership and common stock return	2.9%	1.3%

CNA’s net investment income increased $84 million for the three months ended March 31, 2024 as compared with the comparable 2023 period, driven by favorable limited partnership and common stock returns and higher income from fixed income securities as a result of favorable reinvestment rates.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Three Months Ended March 31	2024	2023
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(17)	$(23)
States, municipalities and political subdivisions		10
Asset-backed	(15)	(9)
Total fixed maturity securities	(32)	(22)
Non-redeemable preferred stock	11	(14)
Derivatives, short-term and other	(1)	1
Total investment losses	(22)	(35)
Income tax benefit	5	7
Amounts attributable to noncontrolling interests	1	3
Investment losses attributable to Loews Corporation	$(16)	$(25)

CNA’s pretax investment losses decreased $13 million for the three months ended March 31, 2024 as compared with the comparable 2023 period, driven by the favorable change in fair value of non-redeemable preferred stock.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,862	$(355)	$2,795	$(298)
AAA	2,850	(203)	2,727	(169)
AA	6,384	(496)	6,444	(420)
A	10,059	(327)	9,910	(223)
BBB	16,530	(795)	16,670	(744)
Non-investment grade	1,920	(77)	1,879	(119)
Total	$40,605	$(2,253)	$40,425	$(1,973)

As of March 31, 2024 and December 31, 2023, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of pre-funded municipal bonds as of March 31, 2024 and December 31, 2023.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,426	$361
AAA	1,661	280
AA	4,109	690
A	6,324	570
BBB	11,672	1,083
Non-investment grade	820	112
Total	$27,012	$3,096

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$1,067	$36
Due after one year through five years	8,432	448
Due after five years through ten years	8,070	1,052
Due after ten years	9,443	1,560
Total	$27,012	$3,096

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

	March 31, 2024		December 31, 2023
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$14,835	10.0	$15,137	10.2
Property & Casualty and other	28,123	4.5	27,981	4.5
Total	$42,958	6.4	$43,118	6.5

CNA’s investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded or disclosed in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other of our and our subsidiaries’ SEC filings and periodic press releases and certain statements made by us and our subsidiaries and our and their officials in presentations or remarks may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our and our subsidiaries’ other filings with the SEC, could cause our and our subsidiaries’ results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we and our subsidiaries expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2024 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 10 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion of material risk factors facing the Company. There have been no material changes to such risk factors as of the date of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2024 - January 31, 2024	11,531	$69.99	N/A	N/A

February 1, 2024 - February 29, 2024	146,204	72.49	N/A	N/A

March 1, 2024 - March 31, 2024	77,388	75.07	N/A	N/A

Item 5. Other Information

Items 5 (a) and (b) are inapplicable.

(c) TRADING PLANS

On February 22, 2024, Jonathan M. Tisch, Co-Chairman of the Board and a member of the Office of the President, and Executive Chairman of Loews Hotels & Co, adopted a trading plan with respect to: (i) the exercise of expiring stock appreciation rights (“SARs”) granted to him as executive compensation in 2015; and (ii) the sale of the net shares of common stock received upon the vesting of performance-based restricted stock awards (“RSUs”) granted to him as executive compensation in 2022 and 2023 that are scheduled to vest in February 2025. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

With respect to the expiring SARs, pursuant to the plan, if the market price of the Company’s common stock exceeds the exercise price for the applicable SARs by a specified amount during the trading window, the applicable SARs will be exercised and the net shares received by Mr. Jonathan Tisch from such exercise will be sold at market prices. 60,000 of Mr. Jonathan Tisch’s SARs expire on January 9, 2025. The trading window under the plan for such SARs begins on January 2, 2025 and ends on the expiration date.

With respect to the vesting RSUs, pursuant to the plan, the net shares received upon vesting of the RSUs will be sold at market prices. 8,258 of Mr. Jonathan Tisch’s RSUs are scheduled to vest on February 6, 2025 and 8,224 of Mr. Jonathan Tisch’s RSUs are scheduled to vest on February 7, 2025. The trading window under the plan for such RSUs begins on the applicable vesting date and ends on February 28, 2025.

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

LOEWS CORPORATION
(Registrant)

Dated: May 6, 2024	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

