Form 10-Q
period 2024-06-30
LOEWS CORP
filed 2024-07-29
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
As of July 26, 2024, there were 219,516,512 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2024	2023
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $43,469 and $42,615, less allowance for credit loss of $17 and $16	$40,879	$40,626
Equity securities, cost of $1,076 and $1,015	1,117	1,050
Limited partnership investments	2,367	2,174
Other invested assets, primarily mortgage loans, less allowance for credit loss of $35 and $35	1,067	1,123
Short-term investments	4,916	4,396
Total investments	50,346	49,369
Cash	470	399
Receivables	10,280	9,660
Property, plant and equipment	10,710	10,718
Goodwill	347	347
Deferred non-insurance warranty acquisition expenses	3,598	3,661
Deferred acquisition costs of insurance subsidiaries	948	896
Other assets	4,358	4,147
Total assets	$81,057	$79,197

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,974	$23,304
Future policy benefits	13,211	13,959
Unearned premiums	7,409	6,933
Total insurance reserves	44,594	44,196
Payable to brokers	130	79
Short-term debt	1,013	1,084
Long-term debt	8,558	7,919
Deferred income taxes	502	398
Deferred non-insurance warranty revenue	4,623	4,694
Other liabilities	4,436	4,302
Total liabilities	63,856	62,672

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 222,456,544 and 222,268,150 shares	2	2
Additional paid-in capital	2,556	2,589
Retained earnings	16,415	15,617
Accumulated other comprehensive loss	(2,383)	(2,497)
	16,590	15,711
Less treasury stock, at cost (2,749,732 and 100,000 shares)	(206)	(7)
Total shareholders’ equity	16,384	15,704
Noncontrolling interests	817	821
Total equity	17,201	16,525
Total liabilities and equity	$81,057	$79,197
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions, except per share data)

Revenues:
Insurance premiums	$2,498	$2,347	$4,939	$4,595
Net investment income	639	592	1,308	1,161
Investment gains (losses)	(10)	14	(32)	(21)
Non-insurance warranty revenue	404	407	811	814
Operating revenues and other	736	574	1,472	1,168
Total	4,267	3,934	8,498	7,717

Expenses:
Insurance claims and policyholders’ benefits (re-measurement gain (loss) of $(25), $(33), $(40) and $(34))	1,882	1,779	3,689	3,432
Amortization of deferred acquisition costs	435	403	879	782
Non-insurance warranty expense	388	384	782	768
Operating expenses and other	968	808	1,848	1,589
Equity method income	(27)	(39)	(53)	(67)
Interest	114	91	217	186
Total	3,760	3,426	7,362	6,690
Income before income tax	507	508	1,136	1,027
Income tax expense	(112)	(120)	(256)	(235)
Net income	395	388	880	792
Amounts attributable to noncontrolling interests	(26)	(28)	(54)	(57)
Net income attributable to Loews Corporation	$369	$360	$826	$735

Basic and diluted net income per share	$1.67	$1.58	$3.72	$3.19

Weighted average shares outstanding:
Shares of common stock	221.35	227.69	221.91	230.48
Dilutive potential shares of common stock	0.25	0.28	0.27	0.30
Total weighted average shares outstanding assuming dilution	221.60	227.97	222.18	230.78

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Net income	$395	$388	$880	$792

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses		(1)	2	(9)
Net unrealized gains (losses) on other investments	(244)	(413)	(461)	257
Total unrealized gains (losses) on investments	(244)	(414)	(459)	248
Impact of changes in discount rates used to measure long-duration contract liabilities	273	256	614	(140)
Unrealized gains (losses) on cash flow hedges	(1)	8	1	6
Pension and postretirement benefits	6	6	12	15
Foreign currency translation	(10)	35	(43)	51

Other comprehensive income (loss)	24	(109)	125	180

Comprehensive income	419	279	1,005	972

Amounts attributable to noncontrolling interests	(29)	(17)	(65)	(77)

Total comprehensive income attributable to Loews Corporation	$390	$262	$940	$895

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, April 1, 2023	$15,314	$2	$2,716	$15,293	$(3,062)	$(498)	$863
Net income	388			360			28
Other comprehensive loss	(109)				(98)		(11)
Dividends paid ($0.0625 per share)	(25)			(14)			(11)
Purchase of subsidiary stock from noncontrolling interests	(2)						(2)
Purchases of Loews Corporation treasury stock	(107)					(107)
Stock-based compensation	9		9
Other	2		3	(2)		1
Balance, June 30, 2023	$15,470	$2	$2,728	$15,637	$(3,160)	$(604)	$867

Balance, April 1, 2024	$16,998	$2	$2,547	$16,060	$(2,401)	$(24)	$814
Net income	395			369			26
Other comprehensive income	24				21		3
Dividends paid ($0.0625 per share)	(23)			(14)			(9)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(182)					(182)
Stock-based compensation	11		11
Other	(2)		(2)		(3)		3
Balance, June 30, 2024	$17,201	$2	$2,556	$16,415	$(2,383)	$(206)	$817

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2023, as reported	$15,478	$2	$2,748	$15,144	$(3,284)	$(12)	$880
Cumulative effect adjustments from changes in accounting standards	(277)			(213)	(36)		(28)
Balance, January 1, 2023, as adjusted	15,201	2	2,748	14,931	(3,320)	(12)	852
Net income	792			735			57
Other comprehensive income	180				160		20
Dividends paid ($0.125 per share)	(84)			(29)			(55)
Purchase of subsidiary stock from noncontrolling interests	(26)						(26)
Purchases of Loews Corporation treasury stock	(593)					(593)
Stock-based compensation	5		(17)				22
Other	(5)		(3)			1	(3)
Balance, June 30, 2023	$15,470	$2	$2,728	$15,637	$(3,160)	$(604)	$867

Balance, January 1, 2024	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	880			826			54
Other comprehensive income	125				114		11
Dividends paid ($0.125 per share)	(93)			(28)			(65)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(199)					(199)
Stock-based compensation	(3)		(22)				19
Other	(14)		(11)				(3)
Balance, June 30, 2024	$17,201	$2	$2,556	$16,415	$(2,383)	$(206)	$817

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2024	2023
(In millions)

Operating Activities:

Net income	$880	$792
Adjustments to reconcile net income to net cash provided by operating activities, net	250	300
Changes in operating assets and liabilities, net:
Receivables	(599)	(456)
Deferred acquisition costs	(55)	(74)
Insurance reserves	1,255	1,165
Other assets	(172)	(173)
Other liabilities	83	(139)
Trading securities	(492)	738
Net cash flow provided by operating activities	1,150	2,153

Investing Activities:

Purchases of fixed maturities	(3,338)	(3,506)
Proceeds from sales of fixed maturities	1,611	2,285
Proceeds from maturities of fixed maturities	1,109	613
Purchases of equity securities	(246)	(126)
Proceeds from sales of equity securities	288	121
Purchases of limited partnership investments	(140)	(245)
Proceeds from sales of limited partnership investments	30	132
Purchases of property, plant and equipment	(318)	(299)
Dispositions	23
Change in short-term investments	(338)	(322)
Other, net	43	(120)
Net cash flow used by investing activities	(1,276)	(1,467)

Financing Activities:

Dividends paid	(28)	(29)
Dividends paid to noncontrolling interests	(65)	(55)
Purchases of Loews Corporation treasury stock	(203)	(593)
Purchases of subsidiary stock from noncontrolling interests	(20)	(26)
Principal payments on debt	(762)	(502)
Issuance of debt	1,323	463
Other, net	(45)	(17)
Net cash flow provided by (used by) financing activities	200	(759)

Effect of foreign exchange rate on cash	(3)	4

Net change in cash	71	(69)
Cash, beginning of period	399	532
Cash, end of period	$470	$463

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2024 and December 31, 2023, results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2024 and 2023 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

Recently issued Accounting Standards Updates (“ASUs”) - In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker (“CODM”). The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures and expects to disclose additional quantitative and qualitative information related to segment expenses regularly provided to the CODM that are included in the segment measures of profit or loss.

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

2. Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Fixed maturity securities	$511	$482	$1,013	$952
Limited partnership investments	74	55	128	82
Short-term investments	20	14	49	30
Equity securities (a)	13	21	35	33
Income from trading portfolio (a)	11	14	69	59
Other	34	29	62	49
Total investment income	663	615	1,356	1,205
Investment expenses	(24)	(23)	(48)	(44)
Net investment income	$639	$592	$1,308	$1,161
(a) Net investment income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of June 30, 2024 and 2023	$(21)	$15	$19	$20

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Fixed maturity securities:
Gross gains	$13	$8	$27	$43
Gross losses	(25)	(35)	(71)	(92)
Investment losses on fixed maturity securities	(12)	(27)	(44)	(49)
Equity securities (a)	1	3	12	(11)
Short-term investments and other	1	(8)		(7)
Gain on acquisition of a joint venture		46		46
Investment gains (losses)	$(10)	$14	$(32)	$(21)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of June 30, 2024 and 2023	$1	$3	$12	$—

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$9	$15	$17
Asset-backed		8	5	8
Impairment losses recognized in earnings	$6	$17	$20	$25

There were no losses recognized on mortgage loans during the three and six months ended June 30, 2024. There were $6 million of losses recognized on mortgage loans during the three and six months ended June 30, 2023.

The following tables present a summary of fixed maturity securities:

June 30, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,463	$401	$1,496		$24,368
States, municipalities and political subdivisions	7,560	269	800		7,029
Asset-backed:
Residential mortgage-backed	3,602	8	495		3,115
Commercial mortgage-backed	1,798	7	186	$8	1,611
Other asset-backed	3,631	17	260	9	3,379
Total asset-backed	9,031	32	941	17	8,105
U.S. Treasury and obligations of government sponsored enterprises	193	1	3		191
Foreign government	742	2	38		706
Fixed maturities available-for-sale	$42,989	$705	$3,278	$17	$40,399
Fixed maturities trading	480				480
Total fixed maturity securities	$43,469	$705	$3,278	$17	$40,879

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703		7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425		3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government sponsored enterprises	152	1	2		151
Foreign government	741	6	34		713
Fixed maturities available-for-sale	$42,414	$1,022	$2,995	$16	$40,425
Fixed maturities trading	201				201
Total fixed maturity securities	$42,615	$1,022	$2,995	$16	$40,626

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,388	$84	$13,395	$1,412	$16,783	$1,496
States, municipalities and political subdivisions	899	23	3,257	777	4,156	800
Asset-backed:
Residential mortgage-backed	556	9	2,227	486	2,783	495
Commercial mortgage-backed	170	1	1,153	185	1,323	186
Other asset-backed	372	9	1,904	251	2,276	260
Total asset-backed	1,098	19	5,284	922	6,382	941
U.S. Treasury and obligations of government-sponsored enterprises	117	1	51	2	168	3
Foreign government	160	3	442	35	602	38
Total fixed maturity securities	$5,662	$130	$22,429	$3,148	$28,091	$3,278

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total fixed maturity securities	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2024		December 31, 2023
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,599	$378	$2,273	$309
AAA	1,841	288	1,524	261
AA	4,371	730	3,817	658
A	6,587	629	5,652	517
BBB	11,813	1,119	11,523	1,095
Non-investment grade	880	134	942	155
Total	$28,091	$3,278	$25,731	$2,995

Based on current facts and circumstances, the unrealized losses presented in the June 30, 2024 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of June 30, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $444 million, $435 million and $413 million as of June 30, 2024, December 31, 2023 and June 30, 2023 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended June 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2024	$3	$17	$20
Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		1	1
Total allowance for credit losses	$—	$17	$17

Three months ended June 30, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2023	$1	$1	$2
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	11		11

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		1	1
Total allowance for credit losses	$13	$9	$22

Six months ended June 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		6	6
Total allowance for credit losses	$—	$17	$17

Six months ended June 30, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	20		20

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3		3

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	1	2
Total allowance for credit losses	$13	$9	$22

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2024		December 31, 2023
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,528	$1,493	$1,121	$1,091
Due after one year through five years	11,521	11,129	11,563	11,180
Due after five years through ten years	13,115	12,225	13,359	12,573
Due after ten years	16,825	15,552	16,371	15,581
Total	$42,989	$40,399	$42,414	$40,425

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$33	$10	$2	$96	$241	$382
LTV 55% to 65%				5			5
LTV greater than 65%			30	12			42
DSCR 1.2x - 1.6x
LTV less than 55%		28	5		13	63	109
LTV 55% to 65%	$12	21	36	36	4	31	140
LTV greater than 65%		12	64		21		97
DSCR ≤1.2x
LTV less than 55%							—
LTV 55% to 65%		32	75			42	149
LTV greater than 65%			28	21		48	97
Total	$12	$126	$248	$76	$134	$425	$1,021

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	June 30, 2024			December 31, 2023
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$288	$2		$202	$1
Futures – short	133	1		116
Warrants	76	1		84	3
Interest rate swaps	300	10		300	13
Currency forwards				13		$(1)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of June 30, 2024, commitments to purchase or fund were approximately $1.8 billion and to sell were approximately $145 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

June 30, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$194	$23,942	$1,129	$25,265
States, municipalities and political subdivisions		6,986	43	7,029
Asset-backed		7,218	887	8,105
Fixed maturities available-for-sale	194	38,146	2,059	40,399
Fixed maturities trading	476	4		480
Total fixed maturities	$670	$38,150	$2,059	$40,879

Equity securities	$661	$442	$14	$1,117
Short-term and other	4,723	25		4,748
Receivables		10		10
Payable to brokers	(57)			(57)

December 31, 2023

Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions		7,348	44	7,392
Asset-backed		7,000	901	7,901
Fixed maturities available-for-sale	161	38,274	1,990	40,425
Fixed maturities trading	201			201
Total fixed maturities	$362	$38,274	$1,990	$40,626

Equity securities	$586	$440	$24	$1,050
Short-term and other	4,215	32		4,247
Receivables		13		13
Payable to brokers	(62)			(62)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2024	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,082		$(8)	$72		$(17)			$1,129		$(8)
States, municipalities and political
subdivisions	43								43
Asset-backed	871	$2	(11)	55	$(5)	(25)			887		(11)
Fixed maturities available-for-sale	$1,996	$2	$(19)	$127	$(5)	$(42)	$—	$—	$2,059	$—	$(19)

Equity securities	$11			$3					$14

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2023	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$912		$(15)	$68		$(5)	$11		$971		$(15)
States, municipalities and political
subdivisions	44		(1)						43		(1)
Asset-backed	859	$4	(7)	87		(17)		$(43)	883		(7)
Fixed maturities available-for-sale	$1,815	$4	$(23)	$155	$—	$(22)	$11	$(43)	$1,897	$—	$(23)

Equity securities	$29	$(1)			$(2)				$26	$(1)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2024	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,045		$(20)	$146		$(53)	$11		$1,129		$(22)
States, municipalities and political
subdivisions	44		(1)						43		(1)
Asset-backed	901	$4	(16)	73	$(14)	(42)		$(19)	887		(16)
Fixed maturities available-for-sale	$1,990	$4	$(37)	$219	$(14)	$(95)	$11	$(19)	$2,059	$—	$(39)

Equity securities	$24	$6		$3	$(19)				$14	$2

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$9	$149		$(8)	$11		$971		$9
States, municipalities and political
subdivisions	43								43
Asset-backed	788	$9		142		(26)	23	$(53)	883		(1)
Fixed maturities available-for-sale	$1,641	$9	$9	$291	$—	$(34)	$34	$(53)	$1,897	$—	$8

Equity securities	$35	$(7)			$(2)				$26	$(7)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

June 30, 2024	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,571	Discounted cash flow	Credit spread	1%	—	6%	(2%)

December 31, 2023

Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1%	—	7%	(2%)

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

	Carrying Amount	Estimated Fair Value
June 30, 2024		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$986			$944	$944

Liabilities:
Short-term debt	1,013		$598	404	1,002
Long-term debt	8,555		7,611	566	8,177

December 31, 2023

Assets:
Other invested assets, primarily mortgage loans	$1,035			$997	$997

Liabilities:
Short-term debt	1,083		$546	520	1,066
Long-term debt	7,915		7,255	385	7,640

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $82 million and $68 million for the three months ended June 30, 2024 and 2023 and $170 million and $120 million for the six months ended June 30, 2024 and 2023 were recorded primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Six Months Ended June 30	2024	2023
(In millions)

Reserves, beginning of year:
Gross	$23,304	$22,120
Ceded	5,141	5,191
Net reserves, beginning of year	18,163	16,929

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,039	2,746
Increase (decrease) in provision for insured events of prior years	19	37
Amortization of discount	20	22
Total net incurred (a)	3,078	2,805

Net payments attributable to:
Current year events	(308)	(287)
Prior year events	(2,259)	(2,014)
Total net payments	(2,567)	(2,301)

Foreign currency translation adjustment and other	(58)	57

Net reserves, end of period	18,616	17,490
Ceded reserves, end of period	5,358	5,312
Gross reserves, end of period	$23,974	$22,802

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance, benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year loss reserve development of $12 million and $17 million for the three months ended June 30, 2024 and 2023 and $19 million and $4 million for the six months ended June 30, 2024 and 2023 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). Unfavorable net prior year loss reserve development of $35 million was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”) for the three and six months ended June 30, 2024 and 2023.

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Medical professional liability	$(2)		$(2)	$9
Other professional liability and management liability	17	$(1)	17	(1)
Surety	(8)	(7)	(26)	(7)
Warranty			13	(9)
Commercial auto	21	11	21	11
General liability	19	70	19	70
Workers’ compensation	(47)	(96)	(49)	(98)
Other property and casualty operations	(12)	6	(12)	21
Other insurance operations	35	35	35	35
Total pretax (favorable) unfavorable development	$23	$18	$16	$31

Three Months

2024

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional errors and omissions (“E&O”) and cyber businesses.

Unfavorable development in commercial auto was due to higher than expected claim severity in recent accident years.

Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2014 and prior.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Favorable development in other property and casualty operations was primarily due to favorable loss emergence in casualty coverages associated with healthcare products.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims.

2023

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

Six Months

2024

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional E&O and cyber businesses.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in warranty was primarily due to higher than expected frequency and severity in a recent accident year.

Unfavorable development in commercial auto was due to higher than expected claim severity in recent accident years.

Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2014 and prior.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Favorable development in other property and casualty operations was primarily due to favorable loss emergence in casualty coverages associated with healthcare products.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims.

2023

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $13 million and $15 million for the three months ended June 30, 2024 and 2023 and $25 million and $23 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the cumulative amounts ceded under the LPT were $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $392 million and $417 million as of June 30, 2024 and December 31, 2023 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.2 billion as of June 30, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The following table summarizes balances and changes in the LFPB:

	2024	2023
(In millions)

Present value of future net premiums
Balance, January 1	$3,710	$3,993
Effect of changes in discount rate	(125)	(74)
Balance, January 1, at original locked in discount rate	3,585	3,919
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(29)	(85)
Adjusted balance, January 1	3,556	3,834
Interest accrual	92	103
Net premiums: earned during period	(212)	(225)
Balance, end of period at original locked in discount rate	3,436	3,712
Effect of changes in discount rate	11	78
Balance, June 30	$3,447	$3,790

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,472
Effect of changes in discount rate	(578)	(125)
Balance, January 1, at original locked in discount rate	17,091	17,347
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	11	(51)
Adjusted balance, January 1	17,102	17,296
Interest accrual	461	482
Benefit & expense payments	(592)	(629)
Balance, end of period at original locked in discount rate	16,971	17,149
Effect of changes in discount rate	(313)	307
Balance, June 30	$16,658	$17,456

Net LFPB, June 30	$13,211	$13,666

(a)
As of June 30, 2024 and 2023, the re-measurement gain (loss) of $(40) million and $(34) million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the long-term care business recognized on the Condensed Consolidated Statement of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Earned premiums	$109	$113	$219	$228
Interest expense	185	189	369	379

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	June 30,
	2024	2023
(In millions)

Expected future benefit and expense payments	$32,212	$33,287
Expected future gross premiums	5,149	5,536

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.5 billion and $3.9 billion as of June 30, 2024 and 2023.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of June 30, 2024 and 2023.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	June 30,		December 31,
	2024	2023	2023

Original locked in discount rate	5.21%	5.25%	5.22%
Upper-medium grade fixed income instrument discount rate	5.43	5.10	4.94

For the three and six months ended June 30, 2024, immediate charges to net income resulting from adverse development that caused the net premium ratio (“NPR”) to exceed 100% for certain cohorts were $24 million and $44 million. For the three and six months ended June 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were $29 million and $42 million.

For the three and six months ended June 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $6 million and $8 million. For the three and six months ended June 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income was less than $1 million and $11 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended June 30, 2023 and 2024:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2023	$(14)	$(1,867)	$(393)	$12	$(614)	$(186)	$(3,062)
Other comprehensive income (loss) before reclassifications, after tax of $2, $116, $(68), $0, $0 and $0	(8)	(427)	256	8		35	(136)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(4), $0, $0, $(2) and $0	7	14			6		27
Other comprehensive income (loss)	(1)	(413)	256	8	6	35	(109)
Amounts attributable to noncontrolling interests	(1)	42	(26)		(1)	(3)	11
Balance, June 30, 2023	$(16)	$(2,238)	$(163)	$20	$(609)	$(154)	$(3,160)

Balance, April 1, 2024	$(9)	$(1,676)	$(17)	$10	$(530)	$(179)	$(2,401)
Other comprehensive income (loss) before reclassifications, after tax of $1, $67, $(72), $1, $0 and $0	(4)	(250)	273	(1)		(10)	8
Reclassification of losses from accumulated other comprehensive loss, after tax of $(1), $(1), $0, $0, $(1) and $0	4	6			6		16
Other comprehensive income (loss)	—	(244)	273	(1)	6	(10)	24
Amounts attributable to noncontrolling interests		19	(22)				(3)
Other	(1)	(2)		1	(1)		(3)
Balance, June 30, 2024	$(10)	$(1,903)	$234	$10	$(525)	$(189)	$(2,383)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2023, as reported	$(7)	$(2,469)	$—	$14	$(622)	$(200)	$(3,284)
Cumulative effect adjustments from changes in accounting standards, after tax of $0, $0, $11, $0, $0 and $0			(36)				(36)
Balance, January 1, 2023, as adjusted	(7)	(2,469)	(36)	14	(622)	(200)	(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $4, $(60), $37, $1, $0 and $0	(16)	225	(140)	6		51	126
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(8), $0, $0, $(4) and $0	7	32			15		54
Other comprehensive income (loss)	(9)	257	(140)	6	15	51	180
Amounts attributable to noncontrolling interests		(26)	13		(2)	(5)	(20)
Balance, June 30, 2023	$(16)	$(2,238)	$(163)	$20	$(609)	$(154)	$(3,160)

Balance, January 1, 2024	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $1, $131, $(163), $0, $0 and $0	(5)	(489)	614	1		(43)	78
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(7), $0, $0, $(2) and $0	7	28			12		47
Other comprehensive income (loss)	2	(461)	614	1	12	(43)	125
Amounts attributable to noncontrolling interests		38	(51)		(1)	3	(11)
Other		3			(3)		—
Balance, June 30, 2024	$(10)	$(1,903)	$234	$10	$(525)	$(189)	$(2,383)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 2.6 million and 10.0 million shares of its common stock at aggregate costs of $199 million and $593 million during the six months ended June 30, 2024 and 2023.

7. Debt

In February of 2024, CNA completed a public offering of $500 million aggregate principal amount of its 5.1% senior notes due February 15, 2034 and in May of 2024, CNA repaid at maturity the outstanding $550 million aggregate principal amount of its 4.0% senior notes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Non-insurance warranty – CNA Financial	$404	$407	$811	$814

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$467	$350	$968	$736
Lodging and related services – Loews Hotels & Co	244	202	453	387
Total revenues from contracts with customers	711	552	1,421	1,123
Other revenues	25	22	51	45
Operating revenues and other	$736	$574	$1,472	$1,168

Receivables from contracts with customers – As of June 30, 2024 and December 31, 2023, receivables from contracts with customers were approximately $204 million and $228 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of June 30, 2024 and December 31, 2023, deferred revenue resulting from contracts with customers were approximately $4.7 billion and $4.8 billion and are reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $786 million and $660 million of revenues recognized during the six months ended June 30, 2024 and 2023 were included in deferred revenue as of December 31, 2023 and 2022.

Performance obligations – As of June 30, 2024, approximately $15.1 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $1.5 billion will be recognized during the remaining six months of 2024, $2.6 billion in 2025 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

9. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Service cost			$1	$1
Interest cost	$25	$28	49	56
Expected return on plan assets	(30)	(32)	(59)	(64)
Amortization of unrecognized net loss	8	9	15	18
Settlements		1		1
Net periodic cost	$3	$6	$6	$12

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Interest cost			$1	$1
Expected return on plan assets			(1)	(1)
Net periodic benefit	$—	$—	$—	$—

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

11. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2024, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

Statements of Operations by segment are presented in the following tables.

Three Months Ended June 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,498				$2,498
Net investment income	618	$9	$3	$9	639
Investment losses	(10)				(10)
Non-insurance warranty revenue	404				404
Operating revenues and other	9	479	248		736
Total	3,519	488	251	9	4,267

Expenses:

Insurance claims and policyholders’ benefits	1,882				1,882
Amortization of deferred acquisition costs	435				435
Non-insurance warranty expense	388				388
Operating expenses and other	378	347	225	18	968
Equity method (income) loss			(32)	5	(27)
Interest	34	47	14	19	114
Total	3,117	394	207	42	3,760
Income (loss) before income tax	402	94	44	(33)	507
Income tax (expense) benefit	(85)	(24)	(9)	6	(112)
Net income (loss)	317	70	35	(27)	395
Amounts attributable to noncontrolling interests	(26)				(26)
Net income (loss) attributable to Loews Corporation	$291	$70	$35	$(27)	$369

Three Months Ended June 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,347				$2,347
Net investment income	575	$5	$1	$11	592
Investment gains (losses)	(32)		46		14
Non-insurance warranty revenue	407				407
Operating revenues and other	7	360	207		574
Total	3,304	365	254	11	3,934

Expenses:

Insurance claims and policyholders’ benefits	1,779				1,779
Amortization of deferred acquisition costs	403				403
Non-insurance warranty expense	384				384
Operating expenses and other	346	250	194	18	808
Equity method (income) loss			(41)	2	(39)
Interest	31	39		21	91
Total	2,943	289	153	41	3,426
Income (loss) before income tax	361	76	101	(30)	508
Income tax (expense) benefit	(78)	(19)	(27)	4	(120)
Net income (loss)	283	57	74	(26)	388
Amounts attributable to noncontrolling interests	(28)				(28)
Net income (loss) attributable to Loews Corporation	$255	$57	$74	$(26)	$360

Six Months Ended June 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$4,939				$4,939
Net investment income	1,227	$13	$5	$63	1,308
Investment losses	(32)				(32)
Non-insurance warranty revenue	811				811
Operating revenues and other	18	992	462		1,472
Total	6,963	1,005	467	63	8,498

Expenses:

Insurance claims and policyholders’ benefits	3,689				3,689
Amortization of deferred acquisition costs	879				879
Non-insurance warranty expense	782				782
Operating expenses and other	715	659	434	40	1,848
Equity method (income) loss			(59)	6	(53)
Interest	69	90	20	38	217
Total	6,134	749	395	84	7,362
Income (loss) before income tax	829	256	72	(21)	1,136
Income tax (expense) benefit	(174)	(65)	(21)	4	(256)
Net income (loss)	655	191	51	(17)	880
Amounts attributable to noncontrolling interests	(54)				(54)
Net income (loss) attributable to Loews Corporation	$601	$191	$51	$(17)	$826

Six Months Ended June 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$4,595				$4,595
Net investment income	1,100	$6	$2	$53	1,161
Investment gains (losses)	(67)		46		(21)
Non-insurance warranty revenue	814				814
Operating revenues and other	14	756	398		1,168
Total	6,456	762	446	53	7,717

Expenses:

Insurance claims and policyholders’ benefits	3,432				3,432
Amortization of deferred acquisition costs	782				782
Non-insurance warranty expense	768				768
Operating expenses and other	683	492	377	37	1,589
Equity method (income) loss			(72)	5	(67)
Interest	59	78	6	43	186
Total	5,724	570	311	85	6,690
Income (loss) before income tax	732	192	135	(32)	1,027
Income tax (expense) benefit	(152)	(49)	(37)	3	(235)
Net income (loss)	580	143	98	(29)	792
Amounts attributable to noncontrolling interests	(57)				(57)
Net income (loss) attributable to Loews Corporation	$523	$143	$98	$(29)	$735

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions, except per share data)

CNA Financial	$291	$255	$601	$523
Boardwalk Pipelines	70	57	191	143
Loews Hotels & Co	35	74	51	98
Corporate	(27)	(26)	(17)	(29)
Net income attributable to Loews Corporation	$369	$360	$826	$735

Basic and diluted net income per share	$1.67	$1.58	$3.72	$3.19

Net income attributable to Loews Corporation for the three months ended June 30, 2024 was $369 million, or $1.67 per share, compared to net income of $360 million, or $1.58 per share in the comparable 2023 period. Net income attributable to Loews Corporation for the six months ended June 30, 2024 was $826 million, or $3.72 per share, compared to net income of $735 million, or $3.19 per share in the comparable 2023 period.

The increase in net income attributable to Loews Corporation for the three months ended June 30, 2024 as compared to the comparable 2023 period was primarily driven by higher net income at CNA and Boardwalk Pipelines. The increase at CNA is primarily due to higher net investment income, partially offset by higher catastrophe losses, and the increase at Boardwalk Pipelines is primarily due to increased revenues from re-contracting at higher rates and recently completed growth projects. Loews Hotels & Co’s net income for the three months ended June 30, 2023 includes a $36 million gain related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

The increase in net income attributable to Loews Corporation for the six months ended June 30, 2024 as compared to the comparable 2023 period was primarily driven by higher net income at CNA and Boardwalk Pipelines. The increase at CNA is primarily due to higher net investment income and favorable net prior year loss reserve development, partially offset by higher catastrophe losses. Excluding CNA, the drivers of the increase in net income for the six months ended June 30, 2024 as compared to the comparable 2023 period are consistent with the three-month discussion above.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2024 and 2023 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Insurance premiums	$2,498	$2,347	$4,939	$4,595
Net investment income	618	575	1,227	1,100
Investment losses	(10)	(32)	(32)	(67)
Non-insurance warranty revenue	404	407	811	814
Other revenues	9	7	18	14
Total	3,519	3,304	6,963	6,456
Expenses:
Insurance claims and policyholders’ benefits	1,882	1,779	3,689	3,432
Amortization of deferred acquisition costs	435	403	879	782
Non-insurance warranty expense	388	384	782	768
Other operating expenses	378	346	715	683
Interest	34	31	69	59
Total	3,117	2,943	6,134	5,724
Income before income tax	402	361	829	732
Income tax expense	(85)	(78)	(174)	(152)
Net income	317	283	655	580
Amounts attributable to noncontrolling interests	(26)	(28)	(54)	(57)
Net income attributable to Loews Corporation	$291	$255	$601	$523

Three Months Ended June 30, 2024 Compared to the Comparable 2023 Period

Net income attributable to Loews Corporation increased $36 million for the three months ended June 30, 2024 as compared with the comparable 2023 period due to higher net investment income, partially offset by higher catastrophe losses.

Six Months Ended June 30, 2024 Compared to the Comparable 2023 Period

Net income attributable to Loews Corporation increased $78 million for the six months ended June 30, 2024 as compared with the comparable 2023 period due to higher net investment income and favorable net prior year loss reserve development, partially offset by higher catastrophe losses.

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

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,728	$1,927	$417	$4,072
Gross written premiums excluding third-party captives	984	1,802	417	3,203
Net written premiums	857	1,458	359	2,674
Net earned premiums	831	1,247	311	2,389
Underwriting gain	60	39	25	124
Net investment income	154	175	32	361
Core income	169	167	44	380

Other performance metrics:
Loss ratio excluding catastrophes and development	59.6%	62.0%	58.1%	60.6%
Effect of catastrophe impacts		6.1	2.0	3.5
Effect of development-related items	(0.4)	(0.1)	(1.0)	(0.3)
Loss ratio	59.2%	68.0%	59.1%	63.8%
Expense ratio	33.2	28.5	32.8	30.7
Dividend ratio	0.3	0.5		0.3
Combined ratio	92.7%	97.0%	91.9%	94.8%
Combined ratio excluding catastrophes and development	93.1%	91.0%	90.9%	91.6%

Rate		7%		4%
Renewal premium change	1%	7	2%	5
Retention	90	84	80	85
New business	$118	$405	$72	$595

Three Months Ended June 30, 2023

Gross written premiums	$1,769	$1,719	$421	$3,909
Gross written premiums excluding third-party captives	961	1,604	421	2,986
Net written premiums	825	1,329	359	2,513
Net earned premiums	812	1,120	302	2,234
Underwriting gain	74	42	22	138
Net investment income	142	165	25	332
Core income	177	159	38	374

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	61.5%	57.9%	59.9%
Effect of catastrophe impacts		5.2	3.1	3.1
Effect of development-related items	(0.3)	(0.5)		(0.4)
Loss ratio	58.3%	66.2%	61.0%	62.6%
Expense ratio	32.4	29.6	31.2	30.9
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.9%	96.3%	92.2%	93.8%
Combined ratio excluding catastrophes and development	91.2%	91.6%	89.1%	91.1%

Rate	(1)%	8%	4%	5%
Renewal premium change		11	7	7
Retention	89	85	83	86
New business	$120	$343	$92	$555

Six Months Ended June 30, 2024	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$3,410	$3,613	$791	$7,814
Gross written premiums excluding third-party captives	1,864	3,484	791	6,139
Net written premiums	1,649	2,796	619	5,064
Net earned premiums	1,645	2,449	626	4,720
Underwriting gain	136	68	46	250
Net investment income	304	351	63	718
Core income	346	325	81	752

Other performance metrics:
Underlying loss ratio	59.4%	62.0%	58.1%	60.6%
Effect of catastrophe impacts		6.4	2.0	3.6
Effect of development-related items	(0.5)		(0.5)	(0.3)
Loss ratio	58.9%	68.4%	59.6%	63.9%
Expense ratio	32.5	28.4	33.0	30.4
Dividend ratio	0.3	0.5		0.4
Combined ratio	91.7%	97.3%	92.6%	94.7%
Underlying combined ratio	92.2%	90.9%	91.1%	91.4%

Rate	1%	7%		4%
Renewal premium change	2	8	3%	5
Retention	89	84	81	85
New business	$212	$772	$140	$1,124

Six Months Ended June 30, 2023

Gross written premiums	$3,549	$3,161	$819	$7,529
Gross written premiums excluding third-party captives	1,847	3,044	819	5,710
Net written premiums	1,613	2,517	630	4,760
Net earned premiums	1,609	2,166	592	4,367
Underwriting gain	154	83	31	268
Net investment income	271	314	48	633
Core income	348	310	62	720

Other performance metrics:
Underlying loss ratio	58.5%	61.5%	57.7%	59.9%
Effect of catastrophe impacts		4.7	2.9	2.7
Effect of development-related items	(0.2)	(0.3)	2.5	0.2
Loss ratio	58.3%	65.9%	63.1%	62.8%
Expense ratio	31.9	29.8	31.5	30.8
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.4%	96.2%	94.6%	93.9%
Underlying combined ratio	90.6%	91.8%	89.2%	91.0%

Rate		8%	4%	5%
Renewal premium change	2%	10	7	7
Retention	89	85	83	86
New business	$228	$653	$177	$1,058

Three Months Ended June 30, 2024 Compared to the Comparable 2023 Period

Gross written premiums, excluding third-party captives, for Specialty increased $23 million for the three months ended June 30, 2024 as compared with the comparable 2023 period driven by favorable renewal premium change and retention. Net written premiums for Specialty increased $32 million for the three months ended June 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended June 30, 2024 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $208 million for the three months ended June 30, 2024 as compared with the comparable 2023 period driven by rate and higher new business. Net written premiums for Commercial increased $129 million for the three months ended June 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended June 30, 2024 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International decreased $4 million for the three months ended June 30, 2024 as compared with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $4 million driven by lower new business. Net written premiums for International were consistent with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $1 million for the three months ended June 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended June 30, 2024 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $6 million for the three months ended June 30, 2024 as compared with the comparable 2023 period driven by higher net investment income partially offset by higher catastrophe losses.

Catastrophe losses for Property & Casualty Operations were $82 million for the three months ended June 30, 2024 as compared with $68 million for the comparable 2023 period. For the three months ended June 30, 2024 and 2023, Specialty had no catastrophe losses, Commercial had catastrophe losses of $76 million and $59 million and International had catastrophe losses of $6 million and $9 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $12 million and $17 million was recorded for the three months ended June 30, 2024 and 2023. For the three months ended June 30, 2024 and 2023, Specialty recorded favorable net prior year loss reserve development of $3 million and $4 million, Commercial recorded favorable net prior year loss reserve development of $6 million and $13 million and International recorded favorable net prior year loss reserve development of $3 million and no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 1.8 points for the three months ended June 30, 2024 as compared with the comparable 2023 period primarily due to a 0.9 point increase in the loss ratio and a 0.8 point increase in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio primarily driven by continued rate pressure over the last several quarters. The increase in the expense ratio was driven by higher acquisition costs.

Commercial’s combined ratio increased 0.7 points for the three months ended June 30, 2024 as compared with the comparable 2023 period due to a 1.8 point increase in the loss ratio, partially offset by a 1.1 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, which were 6.1 points of the loss ratio for the three months ended June 30, 2024 as compared with 5.2 points of the loss ratio in the comparable 2023 period, an increase in the underlying loss ratio and lower favorable net prior year loss reserve development. The improvement in the expense ratio was primarily driven by higher net earned premiums, partially offset by higher acquisition costs.

International’s combined ratio improved 0.3 points for the three months ended June 30, 2024 as compared with the comparable 2023 period due to a 1.9 point improvement in the loss ratio, partially offset by a 1.6 point increase in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses, which were 2.0 points of the loss ratio for the three months ended June 30, 2024 as compared with 3.1 points of the loss ratio in the comparable 2023 period and favorable net prior year loss reserve development. The increase in the expense ratio was driven by higher employee related and acquisition costs.

Six Months Ended June 30, 2024 Compared to the Comparable 2023 Period

Gross written premiums, excluding third-party captives, for Specialty increased $17 million for the six months ended June 30, 2024 as compared with the comparable 2023 period driven by favorable renewal premium change and retention. Net written premiums for Specialty increased $36 million for the six months ended June 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the six months ended June 30, 2024 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $452 million for the six months ended June 30, 2024 as compared with the comparable 2023 period driven by rate and higher new business. Net written premiums for Commercial increased $279 million for the six months ended June 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the six months ended June 30, 2024 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International decreased $28 million for the six months ended June 30, 2024 as compared with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $35 million driven by lower new business. Net written premiums for International decreased $11 million for the six months ended June 30, 2024 as compared with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $15 million for the six months ended June 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the six months ended June 30, 2024 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $32 million for the six months ended June 30, 2024 as compared with the comparable 2023 period driven by higher net investment income and favorable net prior year loss reserve development partially offset by higher catastrophe losses.

Catastrophe losses for Property & Casualty Operations were $170 million for the six months ended June 30, 2024 as compared with $120 million for the comparable 2023 period. For the six months ended June 30, 2024 and 2023, Specialty had no catastrophe losses, Commercial had catastrophe losses of $158 million and $103 million and International had catastrophe losses of $12 million and $17 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $19 million and $4 million was recorded for the six months ended June 30, 2024 and 2023. For the six months ended June 30, 2024 and 2023, Specialty recorded favorable net prior year loss reserve development of $8 million and $4 million, Commercial recorded favorable net prior year loss reserve development of $8 million and $15 million and International recorded favorable net year loss reserve development of $3 million and unfavorable net prior year loss reserve development of $15 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 1.3 points for the six months ended June 30, 2024 as compared with the comparable 2023 period primarily due to a 0.6 point increase in the expense ratio and a 0.6 point increase in the loss ratio. The increase in the expense ratio was driven by higher acquisition costs. The increase in the loss ratio was due to an increase in the underlying loss ratio primarily driven by continued rate pressure over the last several quarters partially offset by favorable net prior year loss reserve development.

Commercial’s combined ratio increased 1.1 points for the six months ended June 30, 2024 as compared with the comparable 2023 period due to a 2.5 point increase in the loss ratio, partially offset by a 1.4 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, which were 6.4 points of the loss ratio for the six months ended June 30, 2024 as compared with 4.7 points of the loss ratio in the comparable 2023 period. The improvement in the expense ratio was primarily driven by higher net earned premiums partially offset by higher employee related costs.

International’s combined ratio improved 2.0 points for the six months ended June 30, 2024 as compared with the comparable 2023 period due to a 3.5 point improvement in the loss ratio, partially offset by a 1.5 point increase in the expense ratio. The improvement in the loss ratio was driven by favorable net prior year loss reserve development and lower catastrophe losses, which were 2.0 points of the loss ratio for the six months ended June 30, 2024, as compared with 2.9 points of the loss ratio in the comparable 2023 period. The increase in the expense ratio was driven by higher employee related costs partially offset by higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Net earned premiums	$109	$113	$219	$228
Net investment income	257	243	509	467
Core loss	(54)	(66)	(71)	(87)

Three Months Ended June 30, 2024 Compared to the Comparable 2023 Period

Core results for Other Insurance Operations improved $12 million for the three months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to a reduced impact from long-term care policy buyouts and higher net investment income, partially offset by a $5 million after tax charge related to an office consolidation in the 2024 period. The current and prior year quarters each include a $28 million after tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse claims. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Six Months Ended June 30, 2024 Compared to the Comparable 2023 Period

Core results for Other Insurance Operations improved $16 million for the six months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to a reduced impact from long-term care policy buyouts and higher net investment income, partially offset by a $10 million after tax charge related to an office consolidation in the 2024 period.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to Core Income

The following table reconciles net income attributable to Loews Corporation to core income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Net income attributable to Loews Corporation	$291	$255	$601	$523
Investment losses	9	25	26	53
Noncontrolling interests	26	28	54	57
Total core income	$326	$308	$681	$633

Core income (loss):
Property & Casualty Operations	$380	$374	$752	$720
Other Insurance Operations	(54)	(66)	(71)	(87)
Total core income	$326	$308	$681	$633

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

On September 29, 2023, Boardwalk Pipelines acquired Williams Olefins Pipeline Holdco LLC, renamed Boardwalk Ethane Pipeline Holdco, LLC (“Bayou Ethane”) after the acquisition, from Williams Field Services Group, LLC. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas.

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2024 and 2023, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Operating revenues and other	$479	$361	$992	$756
Interest income	9	4	13	6
Total	488	365	1,005	762
Expenses:
Operating and other:
Operating costs and expenses	239	148	445	289
Depreciation and amortization	108	102	214	203
Interest	47	39	90	78
Total	394	289	749	570
Income before income tax	94	76	256	192
Income tax expense	(24)	(19)	(65)	(49)
Net income attributable to Loews Corporation	$70	$57	$191	$143
EBITDA	$240	$213	$547	$467

Three Months Ended June 30, 2024 Compared to the Comparable 2023 Period

EBITDA and net income attributable to Loews Corporation increased $27 million and $13 million for the three months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to the reasons discussed below.

Total revenues increased $123 million for the three months ended June 30, 2024 as compared with the comparable 2023 period. Boardwalk Pipelines’ transportation revenues increased $15 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $8 million due to favorable market conditions; product sale revenues increased by $3 million from the sale of ethylene; and the Bayou Ethane acquisition contributed $93 million of operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses increased $91 million for the three months ended June 30, 2024 as compared with the comparable 2023 period, primarily reflecting operations of the Bayou Ethane acquisition.

Depreciation and amortization expenses increased $6 million for the three months ended June 30, 2024 as compared with the comparable 2023 period due to an increased asset base from recently completed growth projects and the Bayou Ethane acquisition.

Interest expenses increased $8 million for the three months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to pre-financing Boardwalk Pipeline’s $600 million of debt maturing in December 2024.

Six Months Ended June 30, 2024 Compared to the Comparable 2023 Period

EBITDA and net income attributable to Loews Corporation increased $80 million and $48 million for the six months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to the reasons discussed below.

Total revenues increased $243 million for the six months ended June 30, 2024 as compared with the comparable 2023 period. Boardwalk Pipelines’ transportation revenues increased $40 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $15 million due to favorable market conditions; product sale revenues from the sale of natural gas, ethylene and propane increased $13 million; and the Bayou Ethane acquisition contributed $169 million of operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses increased $156 million for the six months ended June 30, 2024 as compared with the comparable 2023 period primarily reflecting operations of the Bayou Ethane acquisition.

Depreciation and amortization expenses increased $11 million for the six months ended June 30, 2024 as compared with the comparable 2023 period due to an increased asset base from recently completed growth projects and the Bayou Ethane acquisition.

Interest expenses increased $12 million for the six months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to pre-financing Boardwalk Pipeline’s $600 million of debt maturing in December 2024.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Net income attributable to Loews Corporation	$70	$57	$191	$143
Interest, net	38	35	77	72
Income tax expense	24	19	65	49
Depreciation and amortization	108	102	214	203
EBITDA	$240	$213	$547	$467

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2024 and 2023, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Operating revenue	$219	$182	$402	$337
Gain on acquisition of a joint venture		46		46
Revenues related to reimbursable expenses	32	26	65	63
Total	251	254	467	446
Expenses:
Operating and other:
Operating	169	142	324	272
Asset impairments		9		9
Reimbursable expenses	32	26	65	63
Depreciation and amortization	24	17	45	33
Equity income from joint ventures	(32)	(41)	(59)	(72)
Interest	14		20	6
Total	207	153	395	311
Income before income tax	44	101	72	135
Income tax expense	(9)	(27)	(21)	(37)
Net income attributable to Loews Corporation	$35	$74	$51	$98

Net income attributable to Loews Corporation decreased $39 million and $47 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods primarily due to the reasons discussed below.

Operating revenues improved by $37 million and $65 million and operating expenses increased by $27 million and $52 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods. The increase in operating revenues and operating expenses was primarily driven by the opening of the Loews Arlington Hotel and Convention Center, including pre-opening expenses, in the first quarter of 2024. Operating revenues also improved due to consolidating the results of a property previously accounted for under the equity method, higher occupancy levels at many city center hotels as a result of the continued recovery in group travel in 2024 as compared with the comparable 2023 periods and an increase in food and beverage revenues. Operating expenses also increased due to consolidating the results of a property previously accounted for under the equity method and increased staffing costs, as well as higher insurance expenses and property taxes.

During the second quarter of 2023, Loews Hotels & Co recorded a gain of $46 million ($36 million after tax) related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

Equity income from joint ventures decreased $9 million and $13 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods. The decrease was driven by a reduction in overall occupancy levels at many joint venture hotels, particularly at the Universal Orlando Resort, in 2024 compared to 2023 and higher expenses at joint venture properties, largely due to increased staffing costs, as well as higher insurance expenses and property taxes. Equity income from joint ventures also decreased for the three months ended June 30, 2024 compared to the comparable 2023 period due to lower average daily rates for many joint venture hotels, particularly at the Universal Orlando Resort.

The three and six months ended June 30, 2023 include impairment charges of $9 million to reduce the carrying value of certain assets to their estimated fair value.

Depreciation and amortization expense increased $7 million and $12 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods mainly due to the opening of the Loews Arlington Hotel and Convention Center in the first quarter of 2024 and consolidating the results of a property previously accounted for under the equity method.

Interest expense increased $14 million and $14 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods primarily due to placing the Loews Arlington Hotel and Convention Center into service during the first quarter of 2024, after which Loews Hotels & Co no longer capitalized interest on that development project.

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

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2024 and 2023 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Net investment income	$9	$11	$63	$53
Total	9	11	63	53
Expenses:
Operating and other	18	18	40	37
Equity method loss	5	2	6	5
Interest	19	21	38	43
Total	42	41	84	85
Loss before income tax	(33)	(30)	(21)	(32)
Income tax benefit	6	4	4	3
Net loss attributable to Loews Corporation	$(27)	$(26)	$(17)	$(29)

Net loss attributable to Loews Corporation increased $1 million and decreased $12 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods primarily due to the reasons discussed below.

Net investment income for the Parent Company decreased $2 million for the three months ended June 30, 2024 as compared with the comparable 2023 period primarily due to the unfavorable change in the fair value of equity based investments, partially offset by higher income from short-term investments and fixed maturity securities in the trading portfolio. Net investment income for the Parent Company increased $10 million for the six months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to higher returns on equity based investments and higher income from short term investments in the trading portfolio.

Interest expenses decreased by $2 million and $5 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods due to the retirement of the Parent Company’s $500 million aggregate principal amount of its 2.6% senior notes in May of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.1 billion at June 30, 2024 as compared to $2.6 billion at December 31, 2023. During the six months ended June 30, 2024, we received $815 million in cash dividends from our subsidiaries, including a special cash dividend of $497 million from CNA and distributions of $100 million from Boardwalk Pipelines. Cash outflows during the six months ended June 30, 2024 included the payment of $203 million to fund treasury stock purchases and $28 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. As of July 26, 2024, we repurchased 2.8 million shares of Loews Corporation common stock in 2024 for a total cost of $212 million. As of July 26, 2024, there were 219,516,512 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or purchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $1.1 billion for the six months ended June 30, 2024 as compared with $937 million for the comparable 2023 period. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher earnings from fixed income securities, partially offset by an increase in net claim payments and higher operating expenses.

CNA paid cash dividends of $2.88 per share on its common stock, including a special cash dividend of $2.00 per share, during the six months ended June 30, 2024. On July 26, 2024, CNA’s Board of Directors declared a quarterly cash dividend of $0.44 per share payable August 29, 2024 to shareholders of record on August 12, 2024. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2024, CCC was in a positive earned surplus position. CCC paid dividends of $490 million and $660 million during the six months ended June 30, 2024 and 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In February of 2024, CNA completed a public offering of $500 million aggregate principal amount of its 5.1% senior notes due February 15, 2034 and in May of 2024, CNA repaid at maturity the outstanding $550 million aggregate principal amount of its 4.0% senior notes.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $48 million for the six months ended June 30, 2024 as compared with the comparable 2023 period, primarily due to changes in net income adjusted for depreciation and amortization.

For the six months ended June 30, 2024 and 2023, Boardwalk Pipelines’ capital expenditures were $196 million and $151 million, consisting of growth capital expenditures of $124 million and $95 million and maintenance capital expenditures of $72 million and $56 million.

In February of 2024, Boardwalk Pipelines completed a public offering of $600 million aggregate principal amount of its 5.6% senior notes due August 1, 2034. As of June 30, 2024, Boardwalk Pipelines had the full borrowing capacity of $1.0 billion available under its revolving credit facility. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. Boardwalk Pipelines anticipates that its existing capital resources, including its cash and cash equivalents, short-term investments, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2024 and to retire its $600 million of debt that is maturing in December 2024. As of June 30, 2024, Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue up to $900 million of debt securities, warrants or rights from time to time.

In the first half of 2024, Boardwalk Pipelines paid distributions of $100 million to the Company.

As of June 30, 2024, Loews Hotels & Co, through its subsidiaries, had $409 million in mortgage loans that mature within twelve months. Loews Hotels & Co currently intends to refinance these loans prior to maturity. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

Loews Hotels & Co refinanced $118 million in mortgage loans in the second quarter of 2024 that were due to mature within twelve months.

Loews Hotels & Co acquired all of the remaining outstanding noncontrolling equity interest of an owned and consolidated hotel for $30 million in the second quarter of 2024. In addition, Loews Hotels & Co received aggregate proceeds of $23 million for the sale of an owned hotel in the first quarter of 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Fixed income securities:
Taxable fixed income securities	$484	$444	$956	$874
Tax-exempt fixed income securities	36	46	74	95
Total fixed income securities	520	490	1,030	969
Limited partnership and common stock investments	78	68	146	96
Other, net of investment expense	20	17	51	35
Net investment income	$618	$575	$1,227	$1,100

Effective income yield for the fixed income securities portfolio	4.8%	4.6%	4.8%	4.6%
Limited partnership and common stock return	3.1%	3.1%	6.1%	4.5%

CNA’s net investment income increased $43 million and $127 million for the three and six months ended June 30, 2024 as compared with the comparable 2023 periods, driven by higher income from fixed income securities as a result of favorable reinvestment rates and a larger invested asset base, as well as favorable limited partnership and common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(4)	$(12)	$(21)	$(35)
States, municipalities and political subdivisions	(2)	(3)	(2)	7
Asset-backed	(6)	(12)	(21)	(21)
Total fixed maturity securities	(12)	(27)	(44)	(49)
Non-redeemable preferred stock	1	3	12	(11)
Derivatives, short-term and other	1	(8)		(7)
Total investment losses	(10)	(32)	(32)	(67)
Income tax benefit	1	7	6	14
Amounts attributable to noncontrolling interests	2	2	3	5
Investment losses attributable to Loews Corporation	$(7)	$(23)	$(23)	$(48)

CNA’s pretax investment losses decreased $22 million for the three months ended June 30, 2024 as compared with the comparable 2023 period driven by lower impairment losses.

CNA’s pretax investment losses decreased $35 million for the six months ended June 30, 2024 as compared with the comparable 2023 period, driven by the favorable change in fair value of non-redeemable preferred stock and lower impairment losses.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,841	$(374)	$2,795	$(298)
AAA	2,886	(225)	2,727	(169)
AA	6,323	(559)	6,444	(420)
A	10,126	(426)	9,910	(223)
BBB	16,314	(884)	16,670	(744)
Non-investment grade	1,913	(105)	1,879	(119)
Total	$40,403	$(2,573)	$40,425	$(1,973)

As of June 30, 2024 and December 31, 2023, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of pre-funded municipal bonds as of June 30, 2024 and December 31, 2023.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,599	$378
AAA	1,841	288
AA	4,371	730
A	6,587	629
BBB	11,813	1,119
Non-investment grade	880	134
Total	$28,091	$3,278

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$1,308	$38
Due after one year through five years	8,384	458
Due after five years through ten years	8,280	1,084
Due after ten years	10,119	1,698
Total	$28,091	$3,278

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

	June 30, 2024		December 31, 2023
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,055	9.9	$15,137	10.2
Property & Casualty and other	27,578	4.4	27,981	4.5
Total	$42,633	6.4	$43,118	6.5

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA uses various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. CNA generally seeks to manage its exposure through the purchase of catastrophe reinsurance and utilizes various reinsurance programs to mitigate catastrophe losses, including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), as well as individual risk agreements that reinsure losses from specific classes or lines of business. CNA conducts an ongoing review of its risk and catastrophe reinsurance coverages and from time to time makes changes as it deems appropriate. In the second quarter of 2024, CNA renewed its excess-of-loss property catastrophe reinsurance as described below:

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. The treaty has a term of June 1, 2024 to June 1, 2025 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $250 million up to $1.4 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

Group Workers’ Compensation Treaty

CNA also purchased corporate Workers’ Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2024 to January 1, 2025 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty also provides $775 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2024 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2024 - April 30, 2024	679,695	$73.92	N/A	N/A

May 1, 2024 - May 31, 2024	576,298	75.32	N/A	N/A

June 1, 2024 - June 30, 2024	1,158,616	74.74	N/A	N/A

Item 5. Other Information

None

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 29, 2024	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

