Form 10-Q
period 2024-09-30
LOEWS CORP
filed 2024-11-04
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
As of November 1, 2024, there were 217,776,738 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2024	2023
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $44,028 and $42,615, less allowance for credit loss of $18 and $16	$43,055	$40,626
Equity securities, cost of $1,068 and $1,015	1,215	1,050
Limited partnership investments	2,462	2,174
Other invested assets, primarily mortgage loans, less allowance for credit loss of $35 and $35	1,095	1,123
Short-term investments	5,242	4,396
Total investments	53,069	49,369
Cash	548	399
Receivables	10,138	9,660
Property, plant and equipment	10,689	10,718
Goodwill	349	347
Deferred non-insurance warranty acquisition expenses	3,571	3,661
Deferred acquisition costs of insurance subsidiaries	943	896
Other assets	4,310	4,147
Total assets	$83,617	$79,197

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,558	$23,304
Future policy benefits	14,047	13,959
Unearned premiums	7,259	6,933
Total insurance reserves	45,864	44,196
Payable to brokers	269	79
Short-term debt	713	1,084
Long-term debt	8,821	7,919
Deferred income taxes	697	398
Deferred non-insurance warranty revenue	4,594	4,694
Other liabilities	4,411	4,302
Total liabilities	65,369	62,672

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 222,511,465 and 222,268,150 shares	2	2
Additional paid-in capital	2,562	2,589
Retained earnings	16,802	15,617
Accumulated other comprehensive loss	(1,738)	(2,497)
	17,628	15,711
Less treasury stock, at cost (3,580,335 and 100,000 shares)	(271)	(7)
Total shareholders’ equity	17,357	15,704
Noncontrolling interests	891	821
Total equity	18,248	16,525
Total liabilities and equity	$83,617	$79,197
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions, except per share data)

Revenues:
Insurance premiums	$2,593	$2,406	$7,532	$7,001
Net investment income	776	592	2,084	1,752
Investment losses	(10)	(38)	(42)	(59)
Non-insurance warranty revenue	401	407	1,212	1,221
Operating revenues and other	706	559	2,178	1,728
Total	4,466	3,926	12,964	11,643

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $(48), $(41), $(88) and $(75))	2,019	1,826	5,708	5,258
Amortization of deferred acquisition costs	457	426	1,336	1,208
Non-insurance warranty expense	387	386	1,169	1,154
Operating expenses and other	930	860	2,778	2,449
Equity method (income) loss	9	(22)	(44)	(89)
Interest	114	94	331	280
Total	3,916	3,570	11,278	10,260
Income before income tax	550	356	1,686	1,383
Income tax expense	(125)	(80)	(381)	(315)
Net income	425	276	1,305	1,068
Amounts attributable to noncontrolling interests	(24)	(23)	(78)	(80)
Net income attributable to Loews Corporation	$401	$253	$1,227	$988

Basic net income per share	$1.83	$1.12	$5.55	$4.32
Diluted net income per share	$1.82	$1.12	$5.54	$4.31

Weighted average shares outstanding:
Shares of common stock	219.67	225.64	221.16	228.85
Dilutive potential shares of common stock	0.27	0.35	0.27	0.31
Total weighted average shares outstanding assuming dilution	219.94	225.99	221.43	229.16

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Net income	$425	$276	$1,305	$1,068

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(3)	(1)	(1)	(10)
Net unrealized gains (losses) on other investments	1,264	(1,084)	803	(827)
Total unrealized gains (losses) on investments	1,261	(1,085)	802	(837)
Impact of changes in discount rates used to measure long-duration contract liabilities	(623)	818	(9)	678
Unrealized gains (losses) on cash flow hedges	(7)	(1)	(6)	5
Pension and postretirement benefits	9	40	21	55
Foreign currency translation	64	(55)	21	(4)

Other comprehensive income (loss)	704	(283)	829	(103)

Comprehensive income (loss)	1,129	(7)	2,134	965

Amounts attributable to noncontrolling interests	(83)	8	(148)	(69)

Total comprehensive income attributable to Loews Corporation	$1,046	$1	$1,986	$896

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, July 1, 2023	$15,470	$2	$2,728	$15,637	$(3,160)	$(604)	$867
Net income	276			253			23
Other comprehensive loss	(283)				(252)		(31)
Dividends paid ($0.0625 per share)	(24)			(14)			(10)
Purchase of subsidiary stock from noncontrolling interests	(177)		27		(61)		(143)
Purchases of Loews Corporation treasury stock	(118)					(118)
Stock-based compensation	11		10				1
Other	3		(1)	1			3
Balance, September 30, 2023	$15,158	$2	$2,764	$15,877	$(3,473)	$(722)	$710

Balance, July 1, 2024	$17,201	$2	$2,556	$16,415	$(2,383)	$(206)	$817
Net income	425			401			24
Other comprehensive income	704				645		59
Dividends paid ($0.0625 per share)	(24)			(14)			(10)
Purchases of Loews Corporation treasury stock	(65)					(65)
Stock-based compensation	12		11				1
Other	(5)		(5)
Balance, September 30, 2024	$18,248	$2	$2,562	$16,802	$(1,738)	$(271)	$891

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2023, as reported	$15,478	$2	$2,748	$15,144	$(3,284)	$(12)	$880
Cumulative effect adjustments from changes in accounting standards	(277)			(213)	(36)		(28)
Balance, January 1, 2023, as adjusted	15,201	2	2,748	14,931	(3,320)	(12)	852
Net income	1,068			988			80
Other comprehensive loss	(103)				(92)		(11)
Dividends paid ($0.1875 per share)	(108)			(43)			(65)
Purchase of subsidiary stock from noncontrolling interests	(203)		27		(61)		(169)
Purchases of Loews Corporation treasury stock	(711)					(711)
Stock-based compensation	16		(7)				23
Other	(2)		(4)	1		1
Balance, September 30, 2023	$15,158	$2	$2,764	$15,877	$(3,473)	$(722)	$710

Balance, January 1, 2024	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	1,305			1,227			78
Other comprehensive income	829				759		70
Dividends paid ($0.1875 per share)	(117)			(42)			(75)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(264)					(264)
Stock-based compensation	9		(11)				20
Other	(19)		(16)				(3)
Balance, September 30, 2024	$18,248	$2	$2,562	$16,802	$(1,738)	$(271)	$891

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2024	2023
(In millions)

Operating Activities:

Net income	$1,305	$1,068
Adjustments to reconcile net income to net cash provided by operating activities, net	425	519
Changes in operating assets and liabilities, net:
Receivables	(390)	(71)
Deferred acquisition costs	(45)	(74)
Insurance reserves	1,559	1,184
Other assets	(126)	(152)
Other liabilities	54	51
Trading securities	(698)	905
Net cash flow provided by operating activities	2,084	3,430

Investing Activities:

Purchases of fixed maturities	(4,965)	(5,459)
Proceeds from sales of fixed maturities	2,335	3,284
Proceeds from maturities of fixed maturities	1,755	960
Purchases of equity securities	(332)	(200)
Proceeds from sales of equity securities	388	192
Purchases of limited partnership investments	(235)	(322)
Proceeds from sales of limited partnership investments	46	205
Purchases of property, plant and equipment	(458)	(463)
Acquisitions		(348)
Dispositions	23
Change in short-term investments	(583)	60
Other, net	10	(162)
Net cash flow used by investing activities	(2,016)	(2,253)

Financing Activities:

Dividends paid	(42)	(43)
Dividends paid to noncontrolling interests	(75)	(65)
Purchases of Loews Corporation treasury stock	(262)	(709)
Purchases of subsidiary stock from noncontrolling interests	(20)	(203)
Principal payments on debt	(763)	(503)
Issuance of debt	1,284	593
Other, net	(44)	(17)
Net cash flow provided by (used by) financing activities	78	(947)

Effect of foreign exchange rate on cash	3

Net change in cash	149	230
Cash, beginning of period	399	532
Cash, end of period	$548	$762

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2024 and December 31, 2023, results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2024 and 2023 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

2. Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Fixed maturity securities	$517	$491	$1,530	$1,443
Limited partnership investments	67	29	195	111
Short-term investments	21	24	70	54
Equity securities (a)	21	9	56	42
Income from trading portfolio (a)	141	32	210	91
Other	33	30	95	78
Total investment income	800	615	2,156	1,819
Investment expenses	(24)	(23)	(72)	(67)
Net investment income	$776	$592	$2,084	$1,752
(a) Net investment income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of September 30, 2024 and 2023	$108	$(14)	$123	$3

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Fixed maturity securities:
Gross gains	$11	$12	$38	$55
Gross losses	(33)	(49)	(104)	(141)
Investment losses on fixed maturity securities	(22)	(37)	(66)	(86)
Equity securities (a)	13	2	25	(9)
Short-term investments and other	(1)	(3)	(1)	(10)
Gain on acquisition of a joint venture				46
Investment losses	$(10)	$(38)	$(42)	$(59)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of September 30, 2024 and 2023	$13	$2	$24	$2

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$8	$23	$25
Asset-backed	4	4	9	12
Impairment losses recognized in earnings	$12	$12	$32	$37

There were no losses recognized on mortgage loans during the three and nine months ended September 30, 2024. There were $5 million and $11 million of losses recognized on mortgage loans during the three and nine months ended September 30, 2023.

The following tables present a summary of fixed maturity securities:

September 30, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,872	$826	$900	$6	$25,792
States, municipalities and political subdivisions	7,406	359	617		7,148
Asset-backed:
Residential mortgage-backed	3,684	32	362		3,354
Commercial mortgage-backed	1,816	14	141		1,689
Other asset-backed	3,743	40	186	12	3,585
Total asset-backed	9,243	86	689	12	8,628
U.S. Treasury and obligations of government sponsored enterprises	224	2	4		222
Foreign government	755	8	26		737
Fixed maturities available-for-sale	$43,500	$1,281	$2,236	$18	$42,527
Fixed maturities trading	528				528
Total fixed maturity securities	$44,028	$1,281	$2,236	$18	$43,055

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703		7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425		3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government sponsored enterprises	152	1	2		151
Foreign government	741	6	34		713
Fixed maturities available-for-sale	$42,414	$1,022	$2,995	$16	$40,425
Fixed maturities trading	201				201
Total fixed maturity securities	$42,615	$1,022	$2,995	$16	$40,626

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,664	$31	$11,240	$869	$12,904	$900
States, municipalities and political subdivisions	422	7	3,155	610	3,577	617
Asset-backed:
Residential mortgage-backed	130	2	2,162	360	2,292	362
Commercial mortgage-backed	112		1,134	141	1,246	141
Other asset-backed	151	4	1,638	182	1,789	186
Total asset-backed	393	6	4,934	683	5,327	689
U.S. Treasury and obligations of government-sponsored enterprises	45	2	45	2	90	4
Foreign government	99	1	403	25	502	26
Total fixed maturity securities	$2,623	$47	$19,777	$2,189	$22,400	$2,236

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total fixed maturity securities	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2024		December 31, 2023
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,127	$265	$2,273	$309
AAA	1,277	221	1,524	261
AA	3,641	547	3,817	658
A	5,229	405	5,652	517
BBB	9,243	689	11,523	1,095
Non-investment grade	883	109	942	155
Total	$22,400	$2,236	$25,731	$2,995

Based on current facts and circumstances, the unrealized losses presented in the September 30, 2024 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of September 30, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $451 million, $435 million and $430 million as of September 30, 2024, December 31, 2023 and September 30, 2023 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended September 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2024	$—	$17	$17
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4		4
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Write-offs charged against the allowance		9	9

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		4	4
Total allowance for credit losses	$6	$12	$18

Three months ended September 30, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2023	$13	$9	$22
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	5		5
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	15		15

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		4	4
Total allowance for credit losses	$5	$13	$18

Nine months ended September 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4		4
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1
Write-offs charged against the allowance		9	9

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		10	10
Total allowance for credit losses	$6	$12	$18

Nine months ended September 30, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	6	7	13
Available-for-sale securities accounted for as PCD assets	22		22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3		3
Write-offs charged against the allowance	15		15

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	5	6
Total allowance for credit losses	$5	$13	$18

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2024		December 31, 2023
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,585	$1,565	$1,121	$1,091
Due after one year through five years	11,948	11,800	11,563	11,180
Due after five years through ten years	13,282	12,907	13,359	12,573
Due after ten years	16,685	16,255	16,371	15,581
Total	$43,500	$42,527	$42,414	$40,425

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$33	$9	$2	$97	$242	$383
LTV 55% to 65%				5			5
LTV greater than 65%			30	12			42
DSCR 1.2x - 1.6x
LTV less than 55%		28	5		13	50	96
LTV 55% to 65%	$43	20	36	36	4	31	170
LTV greater than 65%		13	64		20		97
DSCR ≤1.2x
LTV less than 55%							—
LTV 55% to 65%		32	75			41	148
LTV greater than 65%			28	21		48	97
Total	$43	$126	$247	$76	$134	$412	$1,038

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	September 30, 2024			December 31, 2023
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$338	$1		$202	$1
Futures – short	158		$(1)	116
Warrants	1	1		84	3
Interest rate swaps	300	6		300	13
Currency forwards				13		$(1)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of September 30, 2024, commitments to purchase or fund were approximately $1.6 billion and to sell were approximately $90 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

September 30, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$225	$25,289	$1,237	$26,751
States, municipalities and political subdivisions		7,103	45	7,148
Asset-backed		7,713	915	8,628
Fixed maturities available-for-sale	225	40,105	2,197	42,527
Fixed maturities trading	528			528
Total fixed maturities	$753	$40,105	$2,197	$43,055

Equity securities	$765	$436	$14	$1,215
Short-term and other	5,043	30		5,073
Receivables		6		6
Payable to brokers	(57)			(57)

December 31, 2023

Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions		7,348	44	7,392
Asset-backed		7,000	901	7,901
Fixed maturities available-for-sale	161	38,274	1,990	40,425
Fixed maturities trading	201			201
Total fixed maturities	$362	$38,274	$1,990	$40,626

Equity securities	$586	$440	$24	$1,050
Short-term and other	4,215	32		4,247
Receivables		13		13
Payable to brokers	(62)			(62)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2024	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,129		$59	$83	$(10)	$(24)			$1,237		$57
States, municipalities and political subdivisions	43		2						45		2
Asset-backed	887	$1	30	38		(23)		$(18)	915		30
Fixed maturities available-for-sale	$2,059	$1	$91	$121	$(10)	$(47)	$—	$(18)	$2,197	$—	$89

Equity securities	$14								$14

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2023	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$971		$(36)	$29		$(19)			$945		$(36)
States, municipalities and political subdivisions	43		(2)						41		(2)
Asset-backed	883	$1	(28)	61		(13)		$(7)	897		(28)
Fixed maturities available-for-sale	$1,897	$1	$(66)	$90	$—	$(32)	$—	$(7)	$1,883	$—	$(66)

Equity securities	$26	$(1)			$(2)				$23	$(1)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2024	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,045		$39	$229	$(10)	$(77)	$11		$1,237		$34
States, municipalities and political subdivisions	44		1						45		1
Asset-backed	901	$5	14	111	(14)	(65)		$(37)	915		14
Fixed maturities available-for-sale	$1,990	$5	$54	$340	$(24)	$(142)	$11	$(37)	$2,197	$—	$49

Equity securities	$24	$6		$3	$(19)				$14	$2

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$(27)	$178		$(27)	$11		$945		$(27)
States, municipalities and political subdivisions	43		(2)						41		(2)
Asset-backed	788	$10	(28)	203		(39)	23	$(60)	897		(28)
Fixed maturities available-for-sale	$1,641	$10	$(57)	$381	$—	$(66)	$34	$(60)	$1,883	$—	$(57)

Equity securities	$35	$(8)			$(4)				$23	$(8)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

September 30, 2024	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,713	Discounted cash flow	Credit spread	1%	—	6%	(2%)

December 31, 2023

Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1%	—	7%	(2%)

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

	Carrying Amount	Estimated Fair Value
September 30, 2024		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,003			$988	$988

Liabilities:
Short-term debt	712		$599	108	707
Long-term debt	8,818		7,892	840	8,732

December 31, 2023

Assets:
Other invested assets, primarily mortgage loans	$1,035			$997	$997

Liabilities:
Short-term debt	1,083		$546	520	1,066
Long-term debt	7,915		7,255	385	7,640

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $143 million and $94 million were recorded for the three months ended September 30, 2024 and 2023 and $313 million and $214 million were recorded for the nine months ended September 30, 2024 and 2023. Catastrophe losses for the three and nine months ended September 30, 2024 were primarily related to severe weather related events, including $55 million for Hurricane Helene. Catastrophe losses for the three and nine months ended September 30, 2023 were primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Nine Months Ended September 30	2024	2023
(In millions)

Reserves, beginning of year:
Gross	$23,304	$22,120
Ceded	5,141	5,191
Net reserves, beginning of year	18,163	16,929

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,706	4,221
Increase (decrease) in provision for insured events of prior years	26	43
Amortization of discount	30	33
Total net incurred (a)	4,762	4,297

Net payments attributable to:
Current year events	(655)	(588)
Prior year events	(3,189)	(2,953)
Total net payments	(3,844)	(3,541)

Foreign currency translation adjustment and other	35	(30)

Net reserves, end of period	19,116	17,655
Ceded reserves, end of period	5,442	5,181
Gross reserves, end of period	$24,558	$22,836

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance, benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year loss reserve development of $5 million and $7 million for the three months ended September 30, 2024 and 2023 and $24 million and $11 million for the nine months ended September 30, 2024 and 2023 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). Unfavorable net prior year loss reserve development of $22 million and $20 million for the three months ended September 30, 2024 and 2023 and $57 million and $55 million for the nine months ended September 30, 2024 and 2023 was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”).

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Medical professional liability			$(2)	$9
Other professional liability and management liability	$11	$17	28	16
Surety	(20)	(21)	(46)	(28)
Warranty	7	(2)	20	(11)
Commercial auto	25		46	11
General liability	28		47	70
Workers’ compensation	(57)	(2)	(106)	(100)
Other property and casualty operations	1	1	(11)	22
Other insurance operations	22	20	57	55
Total pretax (favorable) unfavorable development	$17	$13	$33	$44

Three Months

2024

Unfavorable development in other professional liability and management liability was primarily due to higher than expected large claim severity in CNA’s directors and officers (“D&O”) business in accident year 2019.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in recent accident years.

Unfavorable development in general liability was due to higher than expected large claim severity in multiple accident years going back to 2015.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity primarily in accident years 2018 and prior.

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

Nine Months

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

Unfavorable development in general liability was due to higher than expected large claim severity in multiple accident years going back to 2015.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity primarily in accident years 2018 and prior.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $11 million and $15 million for the three months ended September 30, 2024 and 2023 and $36 million and $38 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the cumulative amounts ceded under the LPT were $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $382 million and $417 million as of September 30, 2024 and December 31, 2023 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.3 billion as of September 30, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The cash flow assumption updates for the third quarter of 2024 resulted in a $15 million pretax increase in the LFPB. Included in the assumption updates was a favorable impact from outperformance on premium rate assumptions and an unfavorable impact from higher cost of care inflation.

The cash flow assumption updates for the third quarter of 2023 resulted in an $8 million pretax increase to the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions.

For further information on the long-term care reserving process see Note 1 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes balances and changes in the LFPB:

	2024	2023
(In millions)

Present value of future net premiums
Balance, January 1	$3,710	$3,993
Effect of changes in discount rate	(125)	(74)
Balance, January 1, at original locked in discount rate	3,585	3,919
Effect of changes in cash flow assumptions (a)	111	28
Effect of actual variances from expected experience (a)	(40)	(112)
Adjusted balance, January 1	3,656	3,835
Interest accrual	139	153
Net premiums: earned during period	(317)	(332)
Balance, end of period at original locked in discount rate	3,478	3,656
Effect of changes in discount rate	147	(67)
Balance, September 30	$3,625	$3,589

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,472
Effect of changes in discount rate	(578)	(125)
Balance, January 1, at original locked in discount rate	17,091	17,347
Effect of changes in cash flow assumptions (a)	126	36
Effect of actual variances from expected experience (a)	33	(45)
Adjusted balance, January 1	17,250	17,338
Interest accrual	693	723
Benefit & expense payments	(883)	(945)
Balance, end of period at original locked in discount rate	17,060	17,116
Effect of changes in discount rate	612	(873)
Balance, September 30	$17,672	$16,243

Net LFPB, September 30	$14,047	$12,654

(a)
As of September 30, 2024 and 2023, the re-measurement gain (loss) of $(88) million and $(75) million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the long-term care business recognized on the Condensed Consolidated Statement of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Earned premiums	$110	$112	$329	$340
Interest expense	185	191	554	570

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	September 30,
	2024	2023
(In millions)

Expected future benefit and expense payments	$32,009	$33,217
Expected future gross premiums	5,305	5,557

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.8 billion and $3.7 billion as of September 30, 2024 and 2023.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of September 30, 2024 and 2023.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	September 30,		December 31,
	2024	2023	2023

Original locked in discount rate	5.20%	5.24%	5.22%
Upper-medium grade fixed income instrument discount rate	4.90	5.78	4.94

For the three and nine months ended September 30, 2024, immediate charges to net income resulting from adverse development that caused the net premium ratio (“NPR”) to exceed 100% for certain cohorts were $84 million and $128 million. For the three and nine months ended September 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were $109 million and $152 million.

For the three and nine months ended September 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $20 million and $28 million. For the three and nine months ended September 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income was $26 million and $37 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three and nine months ended September 30, 2023 and 2024:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2023	$(16)	$(2,238)	$(163)	$20	$(609)	$(154)	$(3,160)
Other comprehensive income (loss) before reclassifications, after tax of $3, $295, $(217), $(2), $0 and $0	(9)	(1,105)	818	(1)		(55)	(352)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(6), $0, $0, $(11) and $0	8	21			40		69
Other comprehensive income (loss)	(1)	(1,084)	818	(1)	40	(55)	(283)
Amounts attributable to noncontrolling interests	1	95	(69)		(1)	5	31
Purchase of CNA shares		(46)	(1)		(10)	(4)	(61)
Balance, September 30, 2023	$(16)	$(3,273)	$585	$19	$(580)	$(208)	$(3,473)

Balance, July 1, 2024	$(10)	$(1,903)	$234	$10	$(525)	$(189)	$(2,383)
Other comprehensive income (loss) before reclassifications, after tax of $3, $(337), $165, $3, $0 and $0	(9)	1,253	(623)	(7)	1	64	679
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(3), $0, $0, $(3) and $0	6	11			8		25
Other comprehensive income (loss)	(3)	1,264	(623)	(7)	9	64	704
Amounts attributable to noncontrolling interests		(105)	52		(1)	(5)	(59)
Balance, September 30, 2024	$(13)	$(744)	$(337)	$3	$(517)	$(130)	$(1,738)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2023, as reported	$(7)	$(2,469)	$—	$14	$(622)	$(200)	$(3,284)
Cumulative effect adjustments from changes in accounting standards, after tax of $0, $0, $11, $0, $0 and $0			(36)				(36)
Balance, January 1, 2023, as adjusted	(7)	(2,469)	(36)	14	(622)	(200)	(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $7, $235, $(180), $(1), $0 and $0	(25)	(880)	678	5		(4)	(226)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(4), $(14), $0, $0, $(15) and $0	15	53			55		123
Other comprehensive income (loss)	(10)	(827)	678	5	55	(4)	(103)
Amounts attributable to noncontrolling interests	1	69	(56)		(3)		11
Purchase of CNA shares		(46)	(1)		(10)	(4)	(61)
Balance, September 30, 2023	$(16)	$(3,273)	$585	$19	$(580)	$(208)	$(3,473)

Balance, January 1, 2024	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $4, $(206), $2, $3, $0 and $0	(14)	764	(9)	(6)	1	21	757
Reclassification of losses from accumulated other comprehensive loss, after tax of $(4), $(10), $0, $0, $(5) and $0	13	39			20		72
Other comprehensive income (loss)	(1)	803	(9)	(6)	21	21	829
Amounts attributable to noncontrolling interests		(67)	1		(2)	(2)	(70)
Other		3			(3)		—
Balance, September 30, 2024	$(13)	$(744)	$(337)	$3	$(517)	$(130)	$(1,738)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 3.5 million and 11.9 million shares of its common stock at aggregate costs of $264 million and $711 million during the nine months ended September 30, 2024 and 2023.

7. Debt

In February of 2024, CNA completed a public offering of $500 million aggregate principal amount of its 5.1% senior notes due February 15, 2034 and in May of 2024, CNA repaid at maturity the outstanding $550 million aggregate principal amount of its 4.0% senior notes.

In February of 2024, Boardwalk Pipelines completed a public offering of $600 million aggregate principal amount of its 5.6% senior notes due August 1, 2034. Boardwalk Pipelines intends to use the net proceeds to retire the outstanding $600 million aggregate principal amount of its 5.0% notes due December 2024 at maturity.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Non-insurance warranty – CNA Financial	$401	$407	$1,212	$1,221

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$463	$347	$1,431	$1,083
Lodging and related services – Loews Hotels & Co	220	190	673	577
Total revenues from contracts with customers	683	537	2,104	1,660
Other revenues	23	22	74	68
Operating revenues and other	$706	$559	$2,178	$1,728

Receivables from contracts with customers – As of September 30, 2024 and December 31, 2023, receivables from contracts with customers were approximately $200 million and $228 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of September 30, 2024 and December 31, 2023, deferred revenue resulting from contracts with customers were approximately $4.7 billion and $4.8 billion and are reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $1.1 billion and $905 million of revenues recognized during the nine months ended September 30, 2024 and 2023 were included in deferred revenue as of December 31, 2023 and 2022.

Performance obligations – As of September 30, 2024, approximately $15.5 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $0.8 billion will be recognized during the remaining three months of 2024, $2.8 billion in 2025 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

9. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Service cost	$1	$1	$2	$2
Interest cost	23	28	72	84
Expected return on plan assets	(29)	(32)	(88)	(96)
Amortization of unrecognized net loss	7	9	22	27
Settlements	4	47	4	48
Net periodic cost	$6	$53	$12	$65

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

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)	$(1)	(2)	(2)
Amortization of unrecognized net loss	1	1	1	1
Net periodic benefit	$—	$—	$—	$—

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023. A hearing on the remanded issues was held at the Trial Court in April 2024. In September 2024, the Trial Court ruled in favor of the Defendants on all of the remanded issues. On October 21, 2024, the Plaintiffs appealed the Trial Court’s ruling on the remanded issues to the Supreme Court.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

11. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2024, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

Statements of Operations by segment are presented in the following tables.

Three Months Ended September 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,593				$2,593
Net investment income	626	$9	$2	$139	776
Investment losses	(10)				(10)
Non-insurance warranty revenue	401				401
Operating revenues and other	8	474	224		706
Total	3,618	483	226	139	4,466

Expenses:

Insurance claims and policyholders’ benefits	2,019				2,019
Amortization of deferred acquisition costs	457				457
Non-insurance warranty expense	387				387
Operating expenses and other	362	332	218	18	930
Equity method loss				9	9
Interest	32	47	17	18	114
Total	3,257	379	235	45	3,916
Income (loss) before income tax	361	104	(9)	94	550
Income tax (expense) benefit	(78)	(27)	1	(21)	(125)
Net income (loss)	283	77	(8)	73	425
Amounts attributable to noncontrolling interests	(24)				(24)
Net income (loss) attributable to Loews Corporation	$259	$77	$(8)	$73	$401

Three Months Ended September 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,406				$2,406
Net investment income	553	$6	$2	$31	592
Investment losses	(38)				(38)
Non-insurance warranty revenue	407				407
Operating revenues and other	8	357	194		559
Total	3,336	363	196	31	3,926

Expenses:

Insurance claims and policyholders’ benefits	1,826				1,826
Amortization of deferred acquisition costs	426				426
Non-insurance warranty expense	386				386
Operating expenses and other	338	258	195	69	860
Equity method (income) loss			(26)	4	(22)
Interest	34	39	3	18	94
Total	3,010	297	172	91	3,570
Income (loss) before income tax	326	66	24	(60)	356
Income tax (expense) benefit	(68)	(17)	(7)	12	(80)
Net income (loss)	258	49	17	(48)	276
Amounts attributable to noncontrolling interests	(23)				(23)
Net income (loss) attributable to Loews Corporation	$235	$49	$17	$(48)	$253

Nine Months Ended September 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$7,532				$7,532
Net investment income	1,853	$22	$7	$202	2,084
Investment losses	(42)				(42)
Non-insurance warranty revenue	1,212				1,212
Operating revenues and other	26	1,466	686		2,178
Total	10,581	1,488	693	202	12,964

Expenses:

Insurance claims and policyholders’ benefits	5,708				5,708
Amortization of deferred acquisition costs	1,336				1,336
Non-insurance warranty expense	1,169				1,169
Operating expenses and other	1,077	991	652	58	2,778
Equity method (income) loss			(59)	15	(44)
Interest	101	137	37	56	331
Total	9,391	1,128	630	129	11,278
Income before income tax	1,190	360	63	73	1,686
Income tax expense	(252)	(92)	(20)	(17)	(381)
Net income	938	268	43	56	1,305
Amounts attributable to noncontrolling interests	(78)				(78)
Net income attributable to Loews Corporation	$860	$268	$43	$56	$1,227

Nine Months Ended September 30, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$7,001				$7,001
Net investment income	1,653	$11	$4	$84	1,752
Investment gains (losses)	(105)		46		(59)
Non-insurance warranty revenue	1,221				1,221
Operating revenues and other	22	1,114	592		1,728
Total	9,792	1,125	642	84	11,643

Expenses:

Insurance claims and policyholders’ benefits	5,258				5,258
Amortization of deferred acquisition costs	1,208				1,208
Non-insurance warranty expense	1,154				1,154
Operating expenses and other	1,021	751	572	105	2,449
Equity method (income) loss			(98)	9	(89)
Interest	93	117	9	61	280
Total	8,734	868	483	175	10,260
Income (loss) before income tax	1,058	257	159	(91)	1,383
Income tax (expense) benefit	(220)	(66)	(44)	15	(315)
Net income (loss)	838	191	115	(76)	1,068
Amounts attributable to noncontrolling interests	(80)				(80)
Net income (loss) attributable to Loews Corporation	$758	$191	$115	$(76)	$988

13. Subsequent Events

CNA Employee Retirement Plan Trust Settlement Transaction

In October of 2024, a subsidiary of CNA, as a sponsor of the CNA Employee Retirement Plan Trust (the “Plan”), entered into a commitment agreement with Metropolitan Life Insurance Company (the “Insurer”) under which the Plan purchased a nonparticipating single premium group annuity contract that transferred to the Insurer approximately $1,045 million of the Plan’s defined benefit pension obligations. The group annuity contract covers approximately 7,600 Plan participants and beneficiaries (the “Transferred Participants”), representing approximately 60% of the Plan’s obligations. Under the group annuity contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant that are due on and after January 1, 2025. The purchase of the group annuity contract was funded directly by assets of the Plan and required no cash or asset contributions from CNA. As a result of the transaction, the Company will recognize a one-time non-cash pretax pension settlement charge of approximately $370 million ($265 million after tax and noncontrolling interests) in the fourth quarter of 2024. This charge is largely driven by the accelerated recognition of the actuarial pension loss from Accumulated other comprehensive income into Net income, which does not impact Shareholders’ equity. This charge will not impact cash flow for the fourth quarter or full year 2024.

Fourth Quarter 2024 Hurricane Milton Estimates

On October 9, 2024, Hurricane Milton made landfall in Florida. Pretax net catastrophe losses related to Hurricane Milton are currently estimated between approximately $25 million to $55 million, and are anticipated to be reflected in the Company’s fourth quarter 2024 results.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions, except per share data)

CNA Financial	$259	$235	$860	$758
Boardwalk Pipelines	77	49	268	191
Loews Hotels & Co	(8)	17	43	115
Corporate	73	(48)	56	(76)
Net income attributable to Loews Corporation	$401	$253	$1,227	$988

Basic net income per share	$1.83	$1.12	$5.55	$4.32

Diluted net income per share	$1.82	$1.12	$5.54	$4.31

Net income attributable to Loews Corporation for the three months ended September 30, 2024 was $401 million, or $1.82 per share, compared to net income of $253 million, or $1.12 per share in the comparable 2023 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2024 was $1,227 million, or $5.54 per share, compared to net income of $988 million, or $4.31 per share in the comparable 2023 period. Corporate includes a $37 million after-tax charge for the termination of a non-contributory defined benefit pension plan for the three and nine months ended September 30, 2023. Loews Hotels & Co includes a $36 million after-tax gain related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property for the nine months ended September 30, 2023.

The increase in net income attributable to Loews Corporation for the three months ended September 30, 2024 as compared to the comparable 2023 period was primarily driven by higher net income at CNA and Boardwalk Pipelines, and higher investment income at the parent company, partially offset by lower results at Loews Hotels & Co. The increase at CNA is primarily due to higher net investment income, partially offset by higher catastrophe losses, and the increase at Boardwalk Pipelines is primarily due to increased revenues from re-contracting at higher rates and recently completed growth projects. Higher investment income at the parent company is primarily due to the favorable change in the fair value of equity based investments. Loews Hotels & Co’s results decreased primarily due to an impairment charge recorded by a joint venture property.

Results drivers for the nine months ended September 30, 2024 as compared to the comparable 2023 period are consistent with the three-month period discussed above.

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2024 and 2023 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Insurance premiums	$2,593	$2,406	$7,532	$7,001
Net investment income	626	553	1,853	1,653
Investment losses	(10)	(38)	(42)	(105)
Non-insurance warranty revenue	401	407	1,212	1,221
Other revenues	8	8	26	22
Total	3,618	3,336	10,581	9,792
Expenses:
Insurance claims and policyholders’ benefits	2,019	1,826	5,708	5,258
Amortization of deferred acquisition costs	457	426	1,336	1,208
Non-insurance warranty expense	387	386	1,169	1,154
Other operating expenses	362	338	1,077	1,021
Interest	32	34	101	93
Total	3,257	3,010	9,391	8,734
Income before income tax	361	326	1,190	1,058
Income tax expense	(78)	(68)	(252)	(220)
Net income	283	258	938	838
Amounts attributable to noncontrolling interests	(24)	(23)	(78)	(80)
Net income attributable to Loews Corporation	$259	$235	$860	$758

Three Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Net income attributable to Loews Corporation increased $24 million for the three months ended September 30, 2024 as compared with the comparable 2023 period primarily due to higher net investment income, partially offset by higher catastrophe losses.

Nine Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Net income attributable to Loews Corporation increased $102 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period, the drivers of which are consistent with the three-month period discussed above.

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

In assessing its insurance operations, CNA utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding investment gains or losses and gains or losses resulting from pension settlement transactions from net income (loss). In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes investment gains or losses because they are generally driven by economic factors that are not necessarily reflective of CNA’s primary insurance operations. The calculation of core income (loss) excludes gains or losses resulting from pension settlement transactions as they result from decisions regarding CNA’s defined benefit pension plans which are unrelated to its primary insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate CNA’s insurance operations. Please see the non-GAAP reconciliation of net income (loss) to core income (loss) in this MD&A.

In evaluating the results of Property & Casualty Operations, which is comprised of the Specialty, Commercial and International lines of business, CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate CNA’s underwriting performance since they remove the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of current year underwriting performance.

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of any related acquisition expenses. Further information on CNA’s reserves is provided in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

CNA uses underwriting gain (loss), calculated using GAAP financial results, to monitor insurance operations. Underwriting gain (loss) is deemed to be a non-GAAP measure and is calculated pretax as net earned premiums less total insurance expenses, which includes insurance claims and policyholders’ benefits, amortization of deferred acquisition costs and other insurance related expenses. Net income (loss) is the most directly comparable GAAP measure. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from CNA’s underwriting activities which are managed separately from its investing activities. Underlying underwriting gain (loss) is deemed to be a non-GAAP measure that represents pretax underwriting gain (loss) excluding catastrophe losses and development-related items. Management believes some investors may find this measure useful to evaluate profitability, before tax, of CNA’s underwriting activities, excluding the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of CNA’s current year underwriting performance.

The following tables present a reconciliation of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain (loss) for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$153	$121	$31	$305	$(46)	$259
Investment (gains) losses	4	7	2	13	(6)	7
Pension settlement losses					3	3
Noncontrolling interests	14	11	3	28	(4)	24
Core income (loss)	$171	$139	$36	$346	$(53)	$293
Adjustments to reconcile core income to underwriting gain (loss):
Net investment income	(157)	(183)	(32)	(372)
Non-insurance warranty (revenue) expense	(14)			(14)
Other (revenue) expense, including interest expense	12	3	(8)	7
Income tax expense on core income	47	38	16	101
Underwriting gain (loss)	59	(3)	12	68
Effect of catastrophe losses		127	16	143
Effect of favorable development-related items			(2)	(2)
Underlying underwriting gain	$59	$124	$26	$209

Three Months Ended September 30, 2023

Net income (loss) attributable to Loews Corporation	$150	$107	$36	$293	$(58)	$235
Investment losses	13	16		29	2	31
Noncontrolling interests	15	10	4	29	(6)	23
Core income (loss)	$178	$133	$40	$351	$(62)	$289
Adjustments to reconcile core income to underwriting gain:
Net investment income	(136)	(156)	(26)	(318)
Non-insurance warranty (revenue) expense	(21)			(21)
Other (revenue) expense, including interest expense	13	2	7	22
Income tax expense on core income	49	34	14	97
Underwriting gain	83	13	35	131
Effect of catastrophe losses		87	7	94
Effect of favorable development-related items	(5)			(5)
Underlying underwriting gain	$78	$100	$42	$220

Nine Months Ended September 30, 2024	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$457	$400	$106	$963	$(103)	$860
Investment (gains) losses	19	28	1	48	(15)	33
Pension settlement losses					3	3
Noncontrolling interests	41	36	10	87	(9)	78
Core income (loss)	$517	$464	$117	$1,098	$(124)	$974
Adjustments to reconcile core income to underwriting gain:
Net investment income	(461)	(534)	(95)	(1,090)
Non-insurance warranty (revenue) expense	(43)			(43)
Other (revenue) expense, including interest expense	40	10	(5)	45
Income tax expense on core income	142	125	41	308
Underwriting gain	195	65	58	318
Effect of catastrophe losses		285	28	313
Effect of favorable development-related items	(8)		(5)	(13)
Underlying underwriting gain	$187	$350	$81	$618

Nine Months Ended September 30, 2023

Net income (loss) attributable to Loews Corporation	$441	$353	$93	$887	$(129)	$758
Investment (gains) losses	39	53	(1)	91	(7)	84
Noncontrolling interests	46	37	10	93	(13)	80
Core income (loss)	$526	$443	$102	$1,071	$(149)	$922
Adjustments to reconcile core income to underwriting gain:
Net investment income	(407)	(470)	(74)	(951)
Non-insurance warranty (revenue) expense	(67)			(67)
Other (revenue) expense, including interest expense	39	5	2	46
Income tax expense on core income	146	118	36	300
Underwriting gain	237	96	66	399
Effect of catastrophe losses		190	24	214
Effect of (favorable) unfavorable development-related items	(7)	(4)	15	4
Underlying underwriting gain	$230	$282	$105	$617

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,743	$1,547	$305	$3,595
Gross written premiums excluding third-party captives	982	1,538	305	2,825
Net written premiums	862	1,221	277	2,360
Net earned premiums	848	1,325	311	2,484
Underwriting gain (loss)	59	(3)	12	68
Net investment income	157	183	32	372
Core income	171	139	36	346

Other performance metrics:
Loss ratio	60.1%	72.0%	62.5%	66.7%
Expense ratio	32.7	27.7	33.6	30.2
Dividend ratio	0.2	0.5		0.3
Combined ratio	93.0%	100.2%	96.1%	97.2%
Effect of catastrophe impacts		(9.6)	(5.1)	(5.8)
Effect of development-related items		0.1	0.7	0.2
Underlying combined ratio	93.0%	90.7%	91.7%	91.6%
Underlying loss ratio	60.1%	62.5%	58.1%	61.1%

Rate		6%	(2)%	3%
Renewal premium change	2%	8	1	5
Retention	89	84	82	85
New business	$129	$345	$73	$547

Three Months Ended September 30, 2023

Gross written premiums	$1,775	$1,343	$306	$3,424
Gross written premiums excluding third-party captives	949	1,340	306	2,595
Net written premiums	825	1,071	282	2,178
Net earned premiums	829	1,170	296	2,295
Underwriting gain	83	13	35	131
Net investment income	136	156	26	318
Core income	178	133	40	351

Other performance metrics:
Loss ratio	58.0%	68.9%	60.2%	63.9%
Expense ratio	31.8	29.5	28.1	30.1
Dividend ratio	0.3	0.5		0.3
Combined ratio	90.1%	98.9%	88.3%	94.3%
Effect of catastrophe impacts		(7.4)	(2.3)	(4.1)
Effect of development-related items	0.6			0.2
Underlying combined ratio	90.7%	91.5%	86.0%	90.4%
Underlying loss ratio	58.6%	61.5%	57.9%	60.0%

Rate	1%	8%	2%	5%
Renewal premium change	2	9	7	6
Retention	87	83	84	84
New business	$121	$292	$62	$475

Nine Months Ended September 30, 2024	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$5,153	$5,160	$1,096	$11,409
Gross written premiums excluding third-party captives	2,846	5,022	1,096	8,964
Net written premiums	2,511	4,017	896	7,424
Net earned premiums	2,493	3,774	937	7,204
Underwriting gain	195	65	58	318
Net investment income	461	534	95	1,090
Core income	517	464	117	1,098

Other performance metrics:
Loss ratio	59.3%	69.7%	60.6%	64.9%
Expense ratio	32.5	28.1	33.1	30.3
Dividend ratio	0.3	0.5		0.4
Combined ratio	92.1%	98.3%	93.7%	95.6%
Effect of catastrophe impacts		(7.5)	(3.0)	(4.3)
Effect of development-related items	0.3		0.5	0.2
Underlying combined ratio	92.4%	90.8%	91.2%	91.5%
Underlying loss ratio	59.6%	62.2%	58.1%	60.8%

Rate	1%	6%		4%
Renewal premium change	2	8	2%	5
Retention	89	84	81	85
New business	$341	$1,117	$213	$1,671

Nine Months Ended September 30, 2023

Gross written premiums	$5,324	$4,504	$1,125	$10,953
Gross written premiums excluding third-party captives	2,796	4,384	1,125	8,305
Net written premiums	2,438	3,588	912	6,938
Net earned premiums	2,438	3,336	888	6,662
Underwriting gain	237	96	66	399
Net investment income	407	470	74	951
Core income	526	443	102	1,071

Other performance metrics:
Loss ratio	58.2%	67.0%	62.2%	63.1%
Expense ratio	31.9	29.6	30.3	30.6
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.3%	97.1%	92.5%	94.0%
Effect of catastrophe impacts		(5.7)	(2.7)	(3.2)
Effect of development-related items	0.3	0.2	(1.7)
Underlying combined ratio	90.6%	91.6%	88.1%	90.8%
Underlying loss ratio	58.5%	61.5%	57.8%	59.9%

Rate	1%	8%	4%	5%
Renewal premium change	2	10	7	7
Retention	88	85	83	85
New business	$349	$945	$239	$1,533

Three Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Gross written premiums, excluding third-party captives, for Specialty increased $33 million for the three months ended September 30, 2024 as compared with the comparable 2023 period driven by retention and higher new business. Net written premiums for Specialty increased $37 million for the three months ended September 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended September 30, 2024 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $204 million for the three months ended September 30, 2024 as compared with the comparable 2023 period driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $150 million for the three months ended September 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended September 30, 2024 was consistent with the trend in net written premiums for Commercial.

Gross written premiums and gross written premiums excluding the effect of foreign currency exchange rates for International, for the three months ended September 30, 2024, were largely consistent with the comparable 2023 period. Net written premiums for International decreased $5 million for the three months ended September 30, 2024 as compared with the comparable 2023 period. Excluding the effects of foreign currency exchange rates, net written premiums decreased $4 million for the three months ended September 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the three months ended September 30, 2024 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations decreased $5 million for the three months ended September 30, 2024 as compared with the comparable 2023 period primarily driven by the largely offsetting impacts of higher catastrophe losses and higher net investment income.

Catastrophe losses for Property & Casualty Operations were $143 million for the three months ended September 30, 2024 as compared with $94 million for the comparable 2023 period, primarily related to severe weather related events. Catastrophe losses for the three months ended September 30, 2024 included $55 million for Hurricane Helene. For the three months ended September 30, 2024 and 2023, Specialty had no catastrophe losses, Commercial had catastrophe losses of $127 million and $87 million and International had catastrophe losses of $16 million and $7 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $5 million and $7 million was recorded for the three months ended September 30, 2024 and 2023. For the three months ended September 30, 2024 and 2023, Specialty recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $5 million, Commercial recorded favorable net prior year loss reserve development of $3 million and $2 million and International recorded favorable net prior year loss reserve development of $2 million and no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 2.9 points for the three months ended September 30, 2024 as compared with the comparable 2023 period primarily due to a 2.1 point increase in the loss ratio and a 0.9 point increase in the expense ratio. The increase in the loss ratio was primarily due to an increase in the underlying loss ratio driven by continued pricing pressure in management liability lines over the last several quarters. The increase in the expense ratio was primarily driven by higher employee related costs.

Commercial’s combined ratio increased 1.3 points for the three months ended September 30, 2024 as compared with the comparable 2023 period due to a 3.1 point increase in the loss ratio, partially offset by a 1.8 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses, which were 9.6 points of the loss ratio for the three months ended September 30, 2024 as compared with 7.4 points of the loss ratio in the comparable 2023 period, and an increase in the underlying loss ratio driven by continuation of elevated loss cost trends in commercial auto and mix of business. The improvement in the expense ratio was primarily driven by higher net earned premiums.

International’s combined ratio increased 7.8 points for the three months ended September 30, 2024 as compared with the comparable 2023 period due to a 5.5 point increase in the expense ratio and a 2.3 point increase in the loss ratio. The increase in the expense ratio was driven by a favorable reinsurance acquisition related catch-up adjustment recorded in the prior year quarter and higher employee related costs in the current quarter. The increase in the loss ratio was driven by higher catastrophe losses, which were 5.1 points of the loss ratio for the three months ended September 30, 2024 as compared with 2.3 points of the loss ratio in the comparable 2023 period, partially offset by favorable net prior year loss reserve development.

Nine Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Gross written premiums, excluding third-party captives, for Specialty increased $50 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period driven by retention and favorable renewal premium change. Net written premiums for Specialty increased $73 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the nine months ended September 30, 2024 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $656 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $429 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the nine months ended September 30, 2024 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International decreased $29 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $37 million driven by lower new business. Net written premiums for International decreased $16 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $20 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period. The increase in net earned premiums for the nine months ended September 30, 2024 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $27 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period primarily driven by higher net investment income partially offset by higher catastrophe losses.

Catastrophe losses for Property & Casualty Operations were $313 million for the nine months ended September 30, 2024 as compared with $214 million for the comparable 2023 period, primarily related to severe weather related events. Catastrophe losses for the nine months ended September 30, 2024 included $55 million for Hurricane Helene. For the nine months ended September 30, 2024 and 2023, Specialty had no catastrophe losses, Commercial had catastrophe losses of $285 million and $190 million and International had catastrophe losses of $28 million and $24 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $24 million and $11 million was recorded for the nine months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023, Specialty recorded favorable net prior year loss reserve development of $8 million and $9 million, Commercial recorded favorable net prior year loss reserve development of $11 million and $17 million and International recorded favorable net year loss reserve development of $5 million and unfavorable net prior year loss reserve development of $15 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 1.8 points for the nine months ended September 30, 2024 as compared with the comparable 2023 period primarily due to a 1.1 point increase in the loss ratio and a 0.6 point increase in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines over the last several quarters. The increase in the expense ratio was driven by higher acquisition costs.

Commercial’s combined ratio increased 1.2 points for the nine months ended September 30, 2024 as compared with the comparable 2023 period due to a 2.7 point increase in the loss ratio, partially offset by a 1.5 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, which were 7.5 points of the loss ratio for the nine months ended September 30, 2024 as compared with 5.7 points of the loss ratio in the comparable 2023 period. The improvement in the expense ratio was primarily driven by higher net earned premiums.

International’s combined ratio increased 1.2 points for the nine months ended September 30, 2024 as compared with the comparable 2023 period due to a 2.8 point increase in the expense ratio partially offset by a 1.6 point improvement in the loss ratio. The increase in the expense ratio was driven by higher employee related costs and a favorable reinsurance acquisition related catch-up adjustment recorded in the prior year period. The improvement in the loss ratio was driven by favorable net prior year loss reserve development partially offset by higher catastrophe losses, which were 3.0 points of the loss ratio for the nine months ended September 30, 2024, as compared with 2.7 points of the loss ratio in the comparable 2023 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Net earned premiums	$110	$112	$329	$340
Net investment income	254	235	763	702
Core loss	(53)	(62)	(124)	(149)

Three Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Core results for Other Insurance Operations improved $9 million for the three months ended September 30, 2024 as compared with the comparable 2023 period, primarily due to higher net investment income, partially offset by $3 million after tax lower amortization of the deferred gain related to the A&EP loss portfolio transfer (“LPT”) and a $3 million after tax charge related to an office consolidation in the 2024 period. Both periods are inclusive of assumption updates as a result of the annual long-term care reserve reviews completed in the third quarter of each year.

The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2024 and 2023 resulted in a pretax increase in long-term care reserves of $15 million and $8 million.

The annual structured settlement reserve review resulted in a pretax reduction in claim reserves of $9 million and $6 million for the three months ended September 30, 2024 and 2023.

The current and prior year third quarters include $17 million and $16 million after tax charges related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse claims. Further information on the A&EP LPT and net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Nine Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Core results for Other Insurance Operations improved $25 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period, the drivers of which are generally consistent with the three month summary above, including a $13 million after tax charge related to an office consolidation in the 2024 period.

Future Policy Benefit Reserves

Annually in the third quarter, an actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the liability for future policyholder benefits (“LFPB”). For further information on the long-term care reserving process see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its LFPB reserve assumptions. CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each long-term care product. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

September 30, 2024	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$290
5% increase in morbidity	590
Persistency:
5% decrease in active life mortality and lapse	$160
10% decrease in active life mortality and lapse	310
Premium rate actions:
25% decrease in anticipated future premium rate increases	$10
50% decrease in anticipated future premium rate increases	20

The following table summarizes policyholder reserves for CNA’s long-term care operations:

September 30, 2024	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long-term care		$14,047	$14,047
Structured settlements and other	$564		564
Total	564	14,047	14,611
Ceded reserves	86		86
Total gross reserves	$650	$14,047	$14,697

December 31, 2023
(In millions)

Long-term care		$13,959	$13,959
Structured settlements and other	$582		582
Total	582	13,959	14,541
Ceded reserves	93		93
Total gross reserves	$675	$13,959	$14,634

As part of the annual reserve reviews, statutory long-term care reserve adequacy is evaluated by premium deficiency testing, by comparing carried statutory reserves with best-estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2024, statutory long-term care margin increased to $1.4 billion from $1.3 billion, primarily driven by a more favorable interest rate environment resulting in a higher yielding investment portfolio.

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2024 and 2023, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Operating revenues and other	$474	$357	$1,466	$1,114
Interest income	9	6	22	11
Total	483	363	1,488	1,125
Expenses:
Operating and other:
Operating costs and expenses	225	155	670	445
Depreciation and amortization	107	103	321	306
Interest	47	39	137	117
Total	379	297	1,128	868
Income before income tax	104	66	360	257
Income tax expense	(27)	(17)	(92)	(66)
Net income attributable to Loews Corporation	$77	$49	$268	$191
EBITDA	$249	$202	$796	$669

Three Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Net income attributable to Loews Corporation and EBITDA increased $28 million and $47 million for the three months ended September 30, 2024 as compared with the comparable 2023 period, primarily due to the reasons discussed below.

Total revenues increased $120 million for the three months ended September 30, 2024 as compared with the comparable 2023 period. Boardwalk Pipelines’ transportation revenues increased $22 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $8 million due to favorable market conditions; product sale revenues from the sale of ethylene increased by $10 million; and the Bayou Ethane acquisition contributed $76 million of operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses increased $70 million for the three months ended September 30, 2024 as compared with the comparable 2023 period, primarily reflecting operations of the Bayou Ethane acquisition.

Depreciation and amortization expenses increased $4 million for the three months ended September 30, 2024 as compared with the comparable 2023 period due to an increased asset base from recently completed growth projects and the Bayou Ethane acquisition.

Interest expenses increased $8 million for the three months ended September 30, 2024 as compared with the comparable 2023 period, primarily due to pre-financing Boardwalk Pipeline’s $600 million of debt maturing in December 2024.

Nine Months Ended September 30, 2024 Compared to the Comparable 2023 Period

Net income attributable to Loews Corporation and EBITDA increased $77 million and $127 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period, primarily due to the reasons discussed below.

Total revenues increased $363 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period. Boardwalk Pipelines’ transportation revenues increased $61 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $23 million due to favorable market conditions; product sale revenues from the sale of natural gas, ethylene and propane increased $23 million; and the Bayou Ethane acquisition contributed $245 million of operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses increased $225 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period primarily reflecting operations of the Bayou Ethane acquisition.

Depreciation and amortization expenses increased $15 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period due to an increased asset base from recently completed growth projects and the Bayou Ethane acquisition.

Interest expenses increased $20 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period, primarily due to pre-financing Boardwalk Pipeline’s $600 million of debt maturing in December 2024.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Net income attributable to Loews Corporation	$77	$49	$268	$191
Interest, net	38	33	115	106
Income tax expense	27	17	92	66
Depreciation and amortization	107	103	321	306
EBITDA	$249	$202	$796	$669

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2024 and 2023, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Operating revenue	$195	$160	$597	$497
Gain on acquisition of a joint venture				46
Revenues related to reimbursable expenses	31	36	96	99
Total	226	196	693	642
Expenses:
Operating and other:
Operating	163	141	487	413
Asset impairments				9
Reimbursable expenses	31	36	96	99
Depreciation and amortization	24	18	69	51
Equity income from joint ventures		(26)	(59)	(98)
Interest	17	3	37	9
Total	235	172	630	483
Income (loss) before income tax	(9)	24	63	159
Income tax (expense) benefit	1	(7)	(20)	(44)
Net income (loss) attributable to Loews Corporation	$(8)	$17	$43	$115

Net income (loss) attributable to Loews Corporation decreased $25 million and $72 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods primarily due to the reasons discussed below.

Operating revenues improved by $35 million and $100 million and operating expenses increased by $22 million and $74 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods. The increase in operating revenues and operating expenses was primarily driven by the opening of the Loews Arlington Hotel and Convention Center in the first quarter of 2024. Operating revenues also improved due to higher occupancy levels at many city center hotels as a result of the continued recovery in group travel in 2024 as compared with the comparable 2023 periods and an increase in food and beverage revenues. Operating expenses also increased due to increased staffing costs and higher insurance expenses. Consolidating the results of a property previously accounted for under the equity method also contributed to the improvement in operating revenues and the increase in operating expenses for the nine months ended September 30, 2024 as compared with the comparable 2023 period.

The nine months ended September 30, 2023 includes a gain of $46 million ($36 million after tax) related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

Equity income from joint ventures decreased $26 million and $39 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods. The decrease was primarily driven by an impairment charge recorded at a joint venture property which reduced Loews Hotels & Co’s equity income by $19 million. Separately, a reduction in overall occupancy levels at many joint venture hotels, particularly at the Universal Orlando Resort, in 2024 compared to 2023 also led to a decrease in equity income from joint ventures in both periods. In addition, expenses at joint venture properties for the nine months ended September 30, 2024 increased as compared to the comparable 2023 period, largely due to increased staffing costs, as well as higher insurance expenses and property taxes.

The nine months ended September 30, 2023 includes impairment charges of $9 million to reduce the carrying value of certain assets to their estimated fair value.

Depreciation and amortization expense increased $6 million and $18 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods mainly due to the opening of the Loews Arlington Hotel and Convention Center in the first quarter of 2024. Consolidating the results of a property previously accounted for under the equity method also contributed to the increase in depreciation and amortization expense for the nine months ended September 30, 2024 as compared with the comparable 2023 period.

Interest expense increased $14 million and $28 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods primarily due to placing the Loews Arlington Hotel and Convention Center into service during the first quarter of 2024, after which Loews Hotels & Co no longer capitalized interest on that development project and a decline in the value of interest rate caps.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2024 and 2023 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Revenues:
Net investment income	$139	$31	$202	$84
Total	139	31	202	84
Expenses:
Operating and other	18	69	58	105
Equity method loss	9	4	15	9
Interest	18	18	56	61
Total	45	91	129	175
Income (loss) before income tax	94	(60)	73	(91)
Income tax (expense) benefit	(21)	12	(17)	15
Net income (loss) attributable to Loews Corporation	$73	$(48)	$56	$(76)

Net income attributable to Loews Corporation increased $121 million and $132 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods primarily due to the reasons discussed below.

Net investment income for the Parent Company increased $108 million and $118 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods, primarily due to the favorable change in the fair value of equity based investments and higher income from short-term investments and fixed maturity securities in the trading portfolio.

Operating and other expenses decreased by $51 million and $47 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods. These decreases were primarily due to a settlement expense of $47 million in the third quarter of 2023 to recognize unrealized losses, which were included in AOCI, due to the termination of a non-contributory defined benefit pension plan. For additional information see Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Interest expense decreased by $5 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period due to the retirement of the Parent Company’s $500 million aggregate principal amount of its 2.6% senior notes in May of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.3 billion at September 30, 2024 as compared to $2.6 billion at December 31, 2023. During the nine months ended September 30, 2024, we received $975 million in cash dividends from our subsidiaries, including a special cash dividend of $497 million from CNA and distributions of $150 million from Boardwalk Pipelines. Cash outflows during the nine months ended September 30, 2024 included the payment of $262 million to fund treasury stock purchases and $42 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. As of November 1, 2024, we repurchased 4.6 million shares of Loews Corporation common stock in 2024 for a total cost of $353 million. As of November 1, 2024, there were 217,776,738 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or purchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $1.9 billion for the nine months ended September 30, 2024 as compared with $1.8 billion for the comparable 2023 period. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher earnings from fixed income securities, partially offset by an increase in net claim payments and higher operating expenses.

CNA paid cash dividends of $3.32 per share on its common stock, including a special cash dividend of $2.00 per share, during the nine months ended September 30, 2024. On November 1, 2024, CNA’s Board of Directors declared a quarterly cash dividend of $0.44 per share payable December 5, 2024 to shareholders of record on November 18, 2024. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2024, CCC was in a positive earned surplus position. CCC paid dividends of $635 million and $770 million during the nine months ended September 30, 2024 and 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

Boardwalk Pipelines’ cash provided by operating activities increased $68 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period, primarily due to changes in net income adjusted for depreciation and amortization.

For the nine months ended September 30, 2024 and 2023, Boardwalk Pipelines’ capital expenditures were $292 million and $232 million, consisting of growth capital expenditures of $170 million and $137 million and maintenance capital expenditures of $122 million and $95 million.

In February of 2024, Boardwalk Pipelines completed a public offering of $600 million aggregate principal amount of its 5.6% senior notes due August 1, 2034. As of September 30, 2024, Boardwalk Pipelines had the full borrowing capacity of $1.0 billion available under its revolving credit facility. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. Boardwalk Pipelines anticipates that its existing capital resources, including its cash and cash equivalents, short-term investments, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2024 and to retire its $600 million of debt that is maturing in December 2024. As of September 30, 2024, Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue up to $900 million of debt securities, warrants or rights from time to time.

During the nine months ended September 30, 2024, Boardwalk Pipelines paid distributions of $150 million to the Company.

As of September 30, 2024, Loews Hotels & Co, through its subsidiaries, had a $108 million mortgage loan that matures within twelve months. Loews Hotels & Co currently intends to refinance the loan prior to maturity. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

Loews Hotels & Co refinanced $413 million in mortgage loans in 2024 that were due to mature within twelve months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Fixed income securities:
Taxable fixed income securities	$490	$457	$1,446	$1,331
Tax-exempt fixed income securities	35	43	109	138
Total fixed income securities	525	500	1,555	1,469
Limited partnership and common stock investments	80	28	226	124
Other, net of investment expense	21	25	72	60
Net investment income	$626	$553	$1,853	$1,653

Effective income yield for the fixed income securities portfolio	4.8%	4.7%	4.8%	4.6%
Limited partnership and common stock return for the period	3.1%	1.3%	9.4%	5.8%

CNA’s net investment income increased $73 million and $200 million for the three and nine months ended September 30, 2024 as compared with the comparable 2023 periods, driven by favorable limited partnership and common stock returns, as well as higher income from fixed income securities as a result of favorable reinvestment rates and a larger invested asset base.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(17)	$(11)	$(38)	$(46)
States, municipalities and political subdivisions	(1)	(4)	(3)	3
Asset-backed	(4)	(22)	(25)	(43)
Total fixed maturity securities	(22)	(37)	(66)	(86)
Non-redeemable preferred stock	13	2	25	(9)
Derivatives, short-term and other	(1)	(3)	(1)	(10)
Total investment losses	(10)	(38)	(42)	(105)
Income tax benefit	3	7	9	21
Amounts attributable to noncontrolling interests		4	3	9
Investment losses attributable to Loews Corporation	$(7)	$(27)	$(30)	$(75)

CNA’s pretax investment losses decreased $28 million for the three months ended September 30, 2024 as compared with the comparable 2023 period driven by lower net losses on disposals of fixed maturity securities and the favorable change in fair value of non-redeemable preferred stock.

CNA’s pretax investment losses decreased $63 million for the nine months ended September 30, 2024 as compared with the comparable 2023 period, driven by the favorable change in fair value of non-redeemable preferred stock, lower impairment losses and lower net losses on disposals of fixed maturity securities.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,065	$(242)	$2,795	$(298)
AAA	3,043	(119)	2,727	(169)
AA	6,544	(303)	6,444	(420)
A	10,745	(42)	9,910	(223)
BBB	17,305	(177)	16,670	(744)
Non-investment grade	1,877	(71)	1,879	(119)
Total	$42,579	$(954)	$40,425	$(1,973)

As of September 30, 2024 and December 31, 2023, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of pre-funded municipal bonds as of September 30, 2024 and December 31, 2023.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,127	$265
AAA	1,277	221
AA	3,641	547
A	5,229	405
BBB	9,243	689
Non-investment grade	883	109
Total	$22,400	$2,236

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$1,306	$24
Due after one year through five years	6,898	294
Due after five years through ten years	6,696	728
Due after ten years	7,500	1,190
Total	$22,400	$2,236

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

	September 30, 2024		December 31, 2023
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,753	10.1	$15,137	10.2
Property & Casualty and other	29,118	4.4	27,981	4.5
Total	$44,871	6.4	$43,118	6.5

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2024 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2024 - July 31, 2024	190,300	$74.43	N/A	N/A

August 1, 2024 - August 31, 2024	267,176	$76.63	N/A	N/A

September 1, 2024 - September 30, 2024	373,127	$78.43	N/A	N/A

Item 5. Other Information

Items 5 (a) and (b) are inapplicable.

(c) TRADING PLANS

The directors of the Company set forth in the table below adopted trading plans on the dates set forth in the table below with respect to the exercise of expiring stock appreciation rights (“SARs”) granted to them as director compensation in 2015. Each plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Pursuant to each plan, if the market price of the Company’s common stock exceeds the exercise price for the applicable SARs by a specified amount during the applicable trading window, the applicable SARs will be exercised and the net shares received from such exercise will be sold at market prices. For each director, 2,250 SARs expire on each of March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025. The trading window under each plan for each such expiration begins on the first trading day of the expiration month and ends on the expiration date.

Director	Date of Adoption

Ann E. Berman	August 7, 2024
Charles M. Diker	September 3, 2024
Paul J. Fribourg	August 6, 2024
Walter L. Harris	August 7, 2024
Anthony Welters	August 26, 2024

In addition, on August 6, 2024, Andrew H. Tisch, Co-Chairman of the Board of Directors of the Company, adopted a trading plan with respect to the exercise of expiring SARs granted to him as executive compensation in 2015. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Pursuant to the plan, if the market price of the Company’s common stock exceeds the exercise price for the applicable SARs by a specified amount during the applicable trading window, the applicable SARs will be exercised and the net shares received by Mr. Andrew Tisch from such exercise will be sold at market prices. 60,000 of Mr. Andrew Tisch’s SARs expire on January 9, 2025. The trading window under the plan for 30,000 of such SARs begins on January 2, 2025 and the trading window under the plan for the remaining 30,000 of such SARs begins on January 3, 2025. Each trading window ends on the expiration date.

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

LOEWS CORPORATION
(Registrant)

Dated: November 4, 2024	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

