Form 10-K
period 2024-12-31
LOEWS CORP
filed 2025-02-11
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,336,000,000.

As of February 7, 2025, there were 212,861,300 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders, intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year, are incorporated by reference into Part III of this Report.

1

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2024

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Item 1A, Risk Factors of this Report and in our and our subsidiaries’ other filings with the SEC, could cause our and our subsidiaries’ results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we and our subsidiaries expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its subsidiaries and the terms “Parent Company,” “we,” “our,” “us” or like terms as used herein mean Loews Corporation excluding its subsidiaries.

RISK FACTORS SUMMARY

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition and/or equity and/or the business, results of operations, cash flows, financial condition and/or equity of one or more of our subsidiaries. You should carefully review and consider the full discussion of our risk factors described under Item 1A, Risk Factors of this Report, before investing in any security issued by us. Principal risks facing us and our subsidiaries include those relating to:

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
•Any significant interruption in the operation of CNA’s business functions, facilities or systems or its vendors’ facilities or systems could result in a material adverse effect on its operations;

•Any significant breach in CNA’s data security infrastructure or its vendors’ facilities or systems could disrupt business, cause financial losses and damage its reputation, and insurance coverage may not be available for claims related to a breach;
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
•Market conditions, including available supply, demand and the price differentials between natural gas supplies and market locations for natural gas, may affect the transportation rates that Boardwalk Pipelines can charge on certain portions of its pipeline systems;
•Changes in energy commodity prices and their impact on the supply of and demand for those commodities;
•Boardwalk Pipelines’ exposure to credit risk relating to default or bankruptcy by its customers;
•Operating and financial covenants in Boardwalk Pipelines’ revolving credit facility;
•Boardwalk Pipelines’ substantial indebtedness;
•Changes in the debt markets and increases in interest rates;
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

We have four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation, Boardwalk Pipeline Partners, LP and Loews Hotels Holding Corporation; and the Corporate segment. The Corporate segment is comprised of Loews Corporation, excluding these subsidiaries, and the equity method of accounting for Altium Packaging LLC, an unconsolidated subsidiary. Additional financial information on each of our segments is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”) and CNA Insurance Company (Europe) S.A. CNA accounted for 81.5%, 83.6% and 84.6% of our consolidated total revenue for the years ended December 31, 2024, 2023 and 2022.

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

Regulation Outlook: The IAIS has adopted a Common Framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups (“IAIGs”) which is focused on the group-wide supervision of IAIGs, such as CNA. Elements of ComFrame have been incorporated into regulatory guidelines issued by the National Association of Insurance Commissioners (“NAIC”) for application by regulators in the U.S. These additions were adopted for the purpose of streamlining group-wide supervision, further leveraging existing risk and solvency measures and applying them on a group-wide basis.

The NAIC has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (“GCC”). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (“AM”) approach to assessing group capital as an alternative to the Insurance Capital Standard (“ICS”) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. In 2024, the IAIS concluded that the AM provides comparable outcomes to the ICS. While the AM will undergo further refinement as a part of the implementation process, the finding of comparability by the IAIS represents recognition of existing U.S. solvency regulation.

In addition, the U.S. and foreign regulatory environment in which CNA operates is continuously evolving, with both existing and prospective regulations that implicate aspects of its corporate governance, public disclosures and risk management, climate change, artificial intelligence and cybersecurity practices.

Properties: CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipelines”) is engaged in the business of transportation and storage of natural gas and natural gas liquids, olefins and other hydrocarbons (herein referred to together as “NGLs”). Boardwalk Pipelines also provides ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines accounted for 11.8%, 10.3% and 10.3% of our consolidated total revenue for the years ended December 31, 2024, 2023 and 2022.

A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, 100% of the general partner and limited partnership interests of Boardwalk Pipelines.

Boardwalk Pipelines operates in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. Boardwalk Pipelines also provides ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines owns approximately 14,315 miles of natural gas and NGLs pipelines and underground storage caverns having aggregate capacity of approximately 199.5 billion cubic feet (“Bcf”) of working natural gas and 31.2 million barrels (“MMBbls”) of NGLs. Boardwalk Pipelines’ integrated natural gas pipeline and storage systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and its NGLs pipelines and storage facilities are located in Louisiana and Texas.

Boardwalk Pipelines’ principal natural gas and natural gas liquids businesses are described below:

Natural Gas

Boardwalk Pipelines’ natural gas business, which provides transportation, storage and PAL services for natural gas customers, consists of integrated interstate and intrastate natural gas pipelines and storage facilities. Boardwalk Pipelines owns and operates approximately 13,445 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. In 2024, its natural gas pipeline systems transported approximately 3.7 trillion cubic feet of natural gas. Average daily throughput on Boardwalk Pipelines’ natural gas pipeline systems during 2024 was approximately 10.2 billion cubic feet (“Bcf”). Boardwalk Pipelines’ natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 191.9 Bcf.

Following is a summary of the primary subsidiaries comprising Boardwalk Pipelines’ natural gas business:

The Gulf South Pipeline Company, LLC (“Gulf South”) pipeline system is located along the Gulf Coast in the states of Oklahoma, Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 78.0 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns. Gulf South is regulated by the FERC.

The Texas Gas Transmission, LLC (“Texas Gas”) pipeline system is a bi-directional pipeline, located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio, with smaller diameter lines extending into Illinois. Texas Gas owns nine natural gas storage fields, of which it owns the majority of the working and base gas. Texas Gas is regulated by the FERC.

Other: Boardwalk Pipelines has minor intrastate and natural gas pipeline assets in South Texas and Louisiana serving end-use, electric power generators and industrial customers.

The following table provides information for Boardwalk Pipelines’ natural gas assets owned and operated as of December 31, 2024:

Assets	Miles of Pipeline	Average Daily Throughput (Bcf/d) (a)	Peak-day Delivery Capacity (Bcf/d)	Working Gas Storage Capacity (Bcf)
Gulf South	7,180	6.8	10.9	107.6
Texas Gas	6,000	3.3	6.3	84.3
Other Natural Gas	265	0.1

(a)	Bcf per day (Bcf/d)

Natural Gas Liquids

Boardwalk Pipelines’ natural gas liquids business, which provides transportation and storage services for NGLs and supply services for ethane and brine customers, consists primarily of NGLs pipelines, salt dome storage facilities and brine infrastructure. Boardwalk Pipelines owns and operates approximately 870 miles of NGLs pipelines in Louisiana and Texas. In 2024, Boardwalk Pipelines’ natural gas liquids pipeline systems transported approximately 136.6 MMBbls of NGLs. Boardwalk Pipelines’ NGLs storage facilities consist of 11 salt-dome caverns located in Louisiana with an aggregate storage capacity of approximately 31.2 MMBbls. Boardwalk Pipelines also owns ten salt-dome caverns and related brine infrastructure located in Louisiana for use in providing brine supply services and to support the NGLs storage operations. Boardwalk Pipelines’ NGLs pipeline systems access the Gulf Coast petrochemical industry through operations at its Choctaw Hub in Louisiana and the Sulphur Hub in Louisiana. Boardwalk Pipelines accesses ethylene supplies in Texas, which it delivers to petrochemical-industry customers in Louisiana. Boardwalk Pipelines purchases ethane in Texas and Louisiana and utilizes its NGLs pipelines to supply ethane to customers in Texas and Louisiana. The majority of Boardwalk Pipelines’ natural gas liquids customers are industrial end-users.

Following is a summary of the primary subsidiaries comprising Boardwalk Pipelines’ natural gas liquids business:

Boardwalk Louisiana Midstream, LLC (“Louisiana Midstream”) provides transportation and storage services for NGLs, primarily ethylene, and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana. These assets have approximately 47.8 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 310 miles of pipeline assets, including an extensive ethylene distribution system.

Louisiana Midstream’s Choctaw pipeline network is a common carrier pipeline system situated along the Mississippi River Corridor that serves chemical complexes throughout southeastern Louisiana and provides connectivity to producers and consumers of ethylene. Through interconnections with Boardwalk Petrochemical Pipeline, LLC’s (“Boardwalk Petrochemical”) Evangeline Pipeline and other third-party pipelines, the system links ethylene producers in Texas and the Lake Charles area to the Mississippi River Corridor. Louisiana Midstream also owns eight salt-dome caverns and related brine infrastructure located on the Choctaw Hub for use in providing brine supply services and supporting its NGLs storage operations.

Louisiana Midstream’s Sulphur pipeline network is located near Lake Charles, Louisiana, and is connected to local ethylene producers and consumers and area refineries. At the Sulphur Hub, Louisiana Midstream owns and operates five active storage caverns, which are currently in ethylene, ethane and propane service.

Boardwalk Petrochemical owns and operates the Evangeline Pipeline, an approximately 180-mile bi-directional, common carrier, interstate ethylene pipeline that is capable of transporting approximately 4.8 billion pounds of ethylene per year between Texas and Louisiana, and interconnects with the ethylene distribution system and storage facilities at Louisiana Midstream’s Sulphur and Choctaw Hubs. The Evangeline Pipeline links ethylene producers and consumers from Texas to Louisiana.

Boardwalk Ethane Pipeline Company, LLC (“Bayou Ethane”) owns and operates the Bayou Ethane Pipeline, an approximately 380-mile pipeline system originating in Texas, that transports ethane to Southeast Texas and to Louisiana. The Bayou Ethane Pipeline provides common carrier, interstate and intrastate transportation services and interconnects with Louisiana Midstream’s storage facilities at the Sulphur and Choctaw Hubs. The Bayou Ethane Pipeline has the ability to deliver approximately 55.0 MMBbls of ethane per year. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas.

The following table provides information for Boardwalk Pipelines’ natural gas liquids assets owned and operated as of December 31, 2024:

Assets	Miles of Pipeline	Annual Throughput (MMBbls)	Working Gas Storage Capacity (Bcf)	Liquids Storage Capacity (MMBbls)
Louisiana Midstream	310	60.2	7.6	31.2
Boardwalk Petrochemical	180	36.3
Bayou Ethane	380	40.1

In 2024, Boardwalk Pipelines placed into service approximately $245 million of growth projects which represents approximately 0.4 Bcf per day of firm natural gas transportation capacity, additional capacity on its ethylene pipeline systems and increased storage capacity and reliability. Boardwalk Pipelines expects to spend a total of approximately $1.6 billion on its ongoing and announced growth projects, with expected in-service dates for these projects ranging from 2025-2029. These projects are expected to add over 2.0 Bcf per day of firm natural gas transportation capacity. These projects are expected to serve increased natural gas demand from electric power generation plants and industrial customers. Boardwalk Pipelines’ growth projects are secured by long-term firm contracts, though some are supported by executed precedent transportation agreements for projects that are subject to regulatory approvals.

Customers: Boardwalk Pipelines serves a broad mix of customers, including end-use customers, such as electric power generators, local distribution companies, industrial users and exporters of liquefied natural gas (“LNG”). Boardwalk Pipelines also contracts with other customers, including producers and marketers of natural gas and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S. Boardwalk Pipelines’ natural gas delivery markets have diversified over time, with increased deliveries to end-use customers, whereas, historically its natural gas delivery markets were primarily to other pipelines who then delivered to end-use customers.

Governmental Regulation: The FERC regulates Boardwalk Pipelines’ interstate natural gas transmission operating subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the construction, extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipelines’ natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The maximum applicable rates that Boardwalk Pipelines’ FERC-regulated subsidiaries may charge for all aspects of the natural gas transportation services they provide, are established through the FERC’s cost-based rate-making process; however, the FERC also allows for discounted or negotiated rates as an alternative to cost-based rates. Key determinants in the FERC’s cost-based rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum applicable rates that Boardwalk Pipelines may charge for storage services on Texas Gas, except for services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-based rate-making process. The FERC has authorized Boardwalk Pipelines to charge market-based rates for its firm and interruptible storage services for the majority of its other natural gas storage facilities. None of Boardwalk Pipelines’ FERC-regulated entities currently have an obligation to file a new rate case.

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

Over time, the FERC may change, amend or announce that it will undertake a review of its existing policies. There were no major policy changes announced by the FERC during 2024 that materially impacted Boardwalk Pipelines.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2025 is approximately $1.6 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines, in addition to reputational damage.

The Surface Transportation Board (“STB”) regulates the rates Boardwalk Pipelines charges for interstate service on its ethylene pipeline systems. The Louisiana Public Service Commission (“LPSC”) regulates the rates Boardwalk Pipelines charges for intrastate service within the state of Louisiana on its petrochemical and NGLs pipelines. The STB and LPSC require that Boardwalk Pipelines’ transportation rates are reasonable and that its practices cannot unreasonably discriminate among its shippers.

Boardwalk Pipelines is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGLs pipeline facilities. Boardwalk Pipelines has authority from PHMSA to operate certain natural gas pipeline assets under issued permits with specific conditions that allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s Specified Minimum Yield Strength (“SMYS”). Operating at these pressures allows these pipelines to transport all the existing natural gas volumes Boardwalk Pipelines has contracted for on those facilities with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipelines to operate its natural gas pipeline assets at higher pressures and, in the event that PHMSA should elect not to allow Boardwalk Pipelines to operate at these higher pressures, it could affect its ability to transport all of its contracted quantities of natural gas on these pipeline assets, and Boardwalk Pipelines could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations. PHMSA’s regulations also require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high-risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”), along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along Boardwalk Pipelines’ NGLs pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas.

Legislation has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”), the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”) and, most recently, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (“2020 Act”), each of which imposed increased pipeline safety obligations on pipeline operators. The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Act, among other things, required PHMSA to complete its outstanding mandates under the 2011 Act and develop new safety standards for natural gas storage facilities. The 2020 Act reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those requirements.

As a result of the 2011 Act, the 2016 Act and the 2020 Act, PHMSA has issued a series of significant rulemakings for onshore gas transmission pipelines (e.g., relating to maximum allowable operating pressure (“MAOP”) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage and the consideration of seismicity as a risk factor in integrity management), and hazardous liquid transmission and gathering pipelines (e.g., expanding the reach of certain of PHMSA’s integrity management requirements, requiring the accommodation of in-line inspection tools by 2039 for certain pipelines, increasing annual, accident and safety-related conditional reporting requirements, and expanding the use of leak detection systems beyond HCAs). PHMSA also regulates the minimum safety requirements applicable to natural gas storage facilities, including wells, wellbore tubing and casing. In August 2022, PHMSA published a final rule that attempted to expand the Management of Change process, corrosion control requirements for gas transmission pipelines, requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline and repair criteria for non-HCAs. Five safety standards included in that rule were challenged by industry trade groups, and in August 2024, the U.S. Court of Appeals for the D.C. Circuit struck down four of the five challenged safety standards. In September 2023, PHMSA published a proposed rule that, if finalized, would enhance the safety requirements for gas distribution pipelines and would require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals and other safety practices. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines operations, which could cause it to incur increased capital and operating costs and operational delays.

The Department of Homeland Security’s Transportation Safety Administration (“TSA”) has issued a series of security directives between 2022 and 2024 applicable to major pipeline owners and operators intended to strengthen the industry’s overall cybersecurity posture in light of the evolving threat landscape and its potential impacts to U.S. critical infrastructure. The security directives require, among other things, that pipeline owners and operators designate a cybersecurity coordinator, establish and implement a Cybersecurity Implementation Plan; develop, maintain and test no less than annually through tabletop exercises a Cybersecurity Incident Response Plan; and establish a Cybersecurity Assessment Plan (“CAP”) including a schedule for assessing and auditing the CAP. The directives also contain requirements for reporting cybersecurity incidents and the results of certain assessments and audits. Boardwalk Pipelines has implemented tools, policies and practices designed to comply with the security directives. Other regulators, such as PHMSA and the Securities and Exchange Commission (“SEC”), have also established requirements for reporting certain cybersecurity incidents.

Boardwalk Pipelines’ operations are also subject to extensive federal, state, and local laws and regulations relating to the protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances including hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that Boardwalk Pipelines’ facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Occupational health and safety regulations establish standards protective of workers, both generally and within the pipeline industry.

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

While the Biden Administration attempted to pursue additional actions to bolster environmental regulations, the future of these actions is uncertain. For example, the Biden Administration revised various rules to be more stringent, repealed various rules issued by the first Trump Administration, imposed restrictions on methane emissions from oil and gas operations and ground level ozone emission standards and took other actions to mitigate climate change and further limit greenhouse gas (“GHG”) emissions. In addition, in January 2023, the White House’s Council on Environmental Quality (“CEQ”) released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the National Environmental Policy Act (“NEPA”). In May 2024, the CEQ published a final rule that, in the second and final “phase” of updates, revised the implementing regulations of the procedural provisions of NEPA and implemented amendments to NEPA included in the Fiscal Responsibility Act of 2023. The final rule was challenged by various states and the litigation remains ongoing. More recently, in November 2024, a panel of three judges on the U.S. Court of Appeals for the D.C. Circuit held that the CEQ lacks authority to issue NEPA regulations and followed with a statement by a majority of the judges suggesting that in future cases they may not rule similarly that the CEQ lacks rulemaking authority. In February 2025, the District Court for North Dakota also held that the CEQ lacks authority to issue NEPA regulations and vacated the CEQ’s 2024 “Phase 2” rule. Additionally, President Trump signed an energy-related Executive Order which included ordering the CEQ to propose rescinding its NEPA regulations. As a result, there is significant uncertainty with respect to current and future NEPA regulations. While Boardwalk Pipelines cannot predict the full impact of these developments, any legal challenges to NEPA reviews performed in connection with its projects may result in further permitting and approval delays. For more information, see Item 1A. Risk Factors of this Report.

Environmental laws and regulations generally become stricter over time; however, Boardwalk Pipelines cannot predict how the recent change in presidential administrations will impact its regulatory obligations. Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase Boardwalk Pipelines’ operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit its ability to obtain permits for operations or require Boardwalk Pipelines to install additional pollution control equipment. For instance, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which authorizations may be subject to challenge. There is ongoing litigation with respect to the status and use of the U.S. Army Corps of Engineers (“the Corps”) Clean Water Act Section 404 Nationwide Permit (“NWP”) 12, which was issued in January 2021 and subsequently challenged by various environmental groups. Boardwalk Pipelines relies on NWP 12, alongside other NWPs, as blanket authority for construction, maintenance, repair and removal of pipelines. If NWP 12 is amended or revoked, Boardwalk Pipelines may be required to apply for one or more Individual Permits, which would require additional time and resources to obtain. The NWP process relies upon the Clean Water Act Section 401 certification process, which is also subject to ongoing litigation. In September 2023, the Environmental Protection Agency (“EPA”) finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective in November 2023, which expanded the scope of certification authority. While the litigation is ongoing and the full extent and impact of these actions is unclear at this time, any disruption in Boardwalk Pipelines’ ability to obtain coverage under NWP 12 or other permits may result in increased costs and project delays if it is forced to seek individual permits from the Corps. There also continues to be uncertainty with respect to the federal government's jurisdictional reach under the Clean Water Act over “waters of the United States” (“WOTUS”), including wetlands, as the EPA and the Corps have pursued multiple rulemakings under different administrations since 2015 in an attempt to determine the scope of such reach. Most recently, in September 2023, the EPA issued a version of the WOTUS rule that, due to injunctions in certain states, is being implemented in only 24 states. Thus, the operative definition of WOTUS varies by state. However, Boardwalk Pipelines cannot predict what actions the Trump Administration may take with respect to any of these regulations and the timing with respect to the same. As a result, there is significant uncertainty with respect to wetlands regulation under the Clean Water Act at this time.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 25 hotels. Eleven of these hotels are owned by Loews Hotels & Co, twelve are owned by joint ventures in which Loews Hotels & Co has noncontrolling equity interests and two are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 5.3%, 5.4% and 5.1% of our consolidated total revenue for the years ended December 31, 2024, 2023 and 2022. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Live! by Loews, Arlington, Texas*	300
Loews Arlington Hotel and Convention Center, Arlington, Texas	888
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, Coronado, California	440
Loews Kansas City Hotel, Kansas City, Missouri	800
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York	379
Loews Vanderbilt Hotel, Nashville, Tennessee	339
Loews Ventana Canyon Resort, Tucson, Arizona*	398

Joint Venture:
Hard Rock Hotel at Universal Orlando, Orlando, Florida	650
Live! by Loews, St. Louis, Missouri	216
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Coral Gables Hotel, Coral Gables, Florida	242
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort at Universal Orlando, Orlando, Florida	1,000
Universal Aventura Hotel, Orlando, Florida	600
Universal Cabana Bay Beach Resort, Orlando, Florida	2,200
Universal Endless Summer Resort – Dockside Inn and Suites, Orlando, Florida	2,050
Universal Endless Summer Resort – Surfside Inn and Suites, Orlando, Florida	750

Managed:
Bisha Hotel and Residences, Toronto, Canada	96
Loews New Orleans Hotel, New Orleans, Louisiana	285

*Loews Hotels & Co has a controlling majority equity interest in this property.

Note:    Five owned hotels and eight joint venture hotels are subject to land leases.

Recent Developments and Growth Projects:

•In 2024, Loews Hotels & Co completed the sale of Loews Minneapolis Hotel;

•In the first quarter of 2024, Loews Arlington Hotel and Convention Center in Arlington, Texas opened with 888 guestrooms and over 250,000 square feet of function space. In the fourth quarter of 2024, Loews Hotels & Co acquired the remaining outstanding noncontrolling interest in this property;

•On January 21, 2025, Universal Stella Nova Resort, a 750 guestroom hotel, opened. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co manages the hotel and has a noncontrolling joint venture equity interest in the hotel; and

•In 2025, Universal Terra Luna Resort, a 750 guestroom hotel, and Universal Helios Grand Hotel, a Loews Hotel, a 500 guestroom hotel, are expected to open at Universal Orlando. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co will serve as manager and have a noncontrolling joint venture equity interest in the hotels.

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

HUMAN CAPITAL

Including our consolidated subsidiaries, we employed approximately 13,000 persons at December 31, 2024. CNA employed approximately 6,500 persons. Boardwalk Pipelines employed approximately 1,300 persons, approximately 100 of whom were covered under collective bargaining agreements. Loews Hotels & Co employed approximately 5,100 persons, approximately 850 of whom were covered under collective bargaining agreements. We and our consolidated subsidiaries believe we have satisfactory labor relations. Separately, unconsolidated entities employ approximately 5,900 persons at properties managed by Loews Hotels & Co and approximately 4,000 persons at Altium Packaging.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

			First
			Became
Name	Position and Offices Held	Age	Executive Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	62	2016
Richard W. Scott	Senior Vice President and Chief Investment Officer	71	2009
Kenneth I. Siegel	Senior Vice President	68	2009
Alexander H. Tisch	Vice President, Loews Corporation; President and Chief Executive Officer, Loews Hotels & Co	46	2023
Benjamin J. Tisch	President and Chief Executive Officer	42	2022
Jane J. Wang	Senior Vice President and Chief Financial Officer	43	2022

Each of Marc A. Alpert, Richard W. Scott and Kenneth I. Siegel has served in his current role at Loews Corporation for at least the past five years.

Alexander H. Tisch has served as Vice President, Loews Corporation, since 2014. He has also served as an officer of Loews Hotels & Co since June 2017, where he was Executive Vice President, Chief Commercial and Development Officer from June 2017 until September 2020, President from September 2020 until December 2022, and President and Chief Executive Officer since January 2023.

Benjamin J. Tisch served as a Vice President of Loews Corporation from 2014 until May 2022, as Senior Vice President, Corporate Development and Strategy of Loews Corporation from May 2022 until December 2024 and in his current role since January 2025.

Jane J. Wang served as a Vice President of Loews Corporation from 2014 until assuming her current role in May 2022.

Benjamin J. Tisch is the son of James S. Tisch, Chairman of our Board, and the cousin of Alexander H. Tisch. Alexander H. Tisch is the nephew of James S. Tisch. None of our other executive officers or directors are related to any other. However, Andrew H. Tisch, a former director and current director emeritus, is the father of Alexander H. Tisch and the brother of James S. Tisch, and Jonathan M. Tisch, a former director and current director emeritus, is the cousin of Andrew H. Tisch and James S. Tisch.

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

Item 1A. Risk Factors.

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition and/or equity and/or the business, results of operations, cash flows, financial condition, and/or equity of one or more of our subsidiaries. We have described below the material risks facing us and our subsidiaries. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also materially adversely impact our business or the businesses of one or more of our subsidiaries.

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

CNA is subject to the uncertain effects of emerging and potential claims and coverage issues that arise as industry practices and legal, judicial, geopolitical, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant, and the trajectory of its future impact remains uncertain. Any imposition of significant tariffs by the U.S., as well as any related retaliatory tariffs, may result in considerable increases in certain costs that would increase the cost of claims. In addition, passage of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse, increase the uncertainty of the frequency of claims, and the impact of social inflation has, and may continue to, increase the severity of these claims. These issues have had, and may continue to have, a negative effect on CNA’s business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of unforeseen emerging or potential claim and coverage issues are extremely difficult to predict and may be material.

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

CNA’s future policy benefit reserves for long-term care policies are based on CNA’s best estimate actuarial assumptions, which are assessed quarterly and updated at least annually. Key actuarial assumptions include morbidity, persistency, anticipated future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and CNA’s future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring CNA to increase reserves. The required increase in reserves is recorded as a charge against its earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. Discount rates are subject to interest rate and market volatility. See the Life & Group Policyholder Reserves portion of the Insurance Reserves section of MD&A in Item 7 for more information.

Morbidity and persistency experience can be volatile and may be negatively affected by many factors including policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.

A prolonged period during which investment returns remain at low levels could result in shortfalls in investment income on assets supporting CNA’s obligations under long-term care policies. This risk may be more significant for CNA’s long-term care products when the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.

CNA is vulnerable to material losses from natural and man-made disasters.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. Exposure to cyber risk is increasing systematically due to greater digital dependence, which increases the potential for, and the potential losses due to, a catastrophic cyber event. Catastrophic cyber-attack scenarios are not bound by time or geographic limitations and cyber-related catastrophic perils do not have well-established definitions or fundamental physical properties. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, its associated extreme weather events linked to rising temperatures and its effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, drought, hail and snow. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that climate change may be altering the frequency and/or severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires and floods.

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

CNA has experienced, and may continue to experience, claim submissions and litigation related to denial of claims based on policy coverage, or the facts of the claim, in certain lines of business that are implicated by the COVID-19 pandemic and mitigating actions taken by its customers and governmental authorities in response to its spread. These lines include primarily commercial property-related business interruption coverage, healthcare professional liability, management liability (directors and officers, employment practices and professional liability lines) and workers’ compensation. CNA recorded significant losses during 2020, a portion of which remain classified as incurred but not reported (“IBNR”) reserves, in these areas and may experience continued losses, which could be material.

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

CNA’s property and casualty insurance subsidiaries have exposures related to A&EP claims. CNA’s experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by more traditional property and casualty claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2024 was $3.7 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

CNA is exposed to, and may face adverse developments related to, mass tort claims that could arise from, among other things, its insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories.

CNA faces potential exposure to various types of existing, new and emerging mass tort claims including, those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (“PFAS”) and opioids; sexual abuse and molestation claims, claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. For example, CNA has recorded, and may continue to record, increases in its mass tort reserves, driven substantially by abuse reviver statutes that have resulted in increased claims. Similar and continuing mass tort claim activity, including activity based on changing judicial interpretations and recent and proposed legislation could have a material adverse effect on CNA’s business, results of operations and financial condition.

CNA faces intense competition in its industry; it may be adversely affected by the cyclical nature of the property and casualty business and by the evolving landscape of its distribution network.

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services to remain competitive. CNA competes with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than CNA does, for both distributors and customers. This includes agents, brokers and managing general underwriters who may increasingly compete with CNA, including as a result of markets continuing to provide them with direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, such as insuretech firms, resulting in increased pressures on CNA’s ability to remain competitive, particularly in obtaining pricing that is both attractive to CNA’s customer base and risk appropriate to CNA.

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

CNA markets its insurance products worldwide primarily through independent insurance agents, insurance brokers and managing general underwriters who also promote and distribute the products of CNA’s competitors, and in certain cases their own products. Any change in CNA’s relationships with its distribution network agents, brokers or managing general underwriters, including as a result of consolidation or their increased promotion and distribution of CNA’s competitors’ or their own products, could adversely affect CNA’s ability to sell its products. As a result, CNA’s business volume and results of operations could be materially adversely impacted.

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

Technological changes in the way insurance transactions are completed in the marketplace, and CNA’s ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing or may begin utilizing “big data” analytics or artificial intelligence to make underwriting or other decisions that impact product design and pricing. If such utilization is more effective than how CNA uses its data and information, CNA will be at a competitive disadvantage. There can be no assurance that CNA will continue to compete effectively with its industry peers due to technological changes; accordingly this may have a material adverse effect on CNA’s business, results of operations and financial condition.

In addition, agents and brokers, technology companies or other third parties may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. For example, they may create a digitally enabled distribution channel that may adversely impact CNA’s competitive position. CNA’s efforts or the efforts of agents and brokers with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize greater levels of data and technology, including artificial intelligence, could adversely impact CNA’s business relationships with independent agents and brokers who currently market its products, resulting in a lower volume and/or profitability of business generated from these sources.

CNA may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, interest rates, domestic and international geopolitical issues and many other factors. Any imposition of significant tariffs by the U.S., as well as any related retaliatory tariffs, may adversely impact the general economy and the financial markets, and adversely affect the valuation of CNA’s investments. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities. CNA’s investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of CNA’s investment portfolio that is carried at fair value in the financial statements is not reflective of prices at which actual transactions could occur.

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

Any significant interruption in the operation of CNA’s business functions, facilities or systems or its vendors’ facilities or systems could result in a materially adverse effect on its operations.

CNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted manner, through its employees or vendor relationships and using its and its vendor’s facilities and systems, necessary business functions, such as providing internet support and 24-hour call centers, processing new and renewal business, providing customer service, processing and paying claims and other obligations and issuing financial statements.

CNA’s, or its vendors’, facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of data processing and storage systems or unavailability of communications facilities or systems. An interruption in CNA’s system availability occurred in March 2021 as a result of a cybersecurity attack sustained by CNA. Please refer to the immediately following risk factor for further information regarding this incident. Likewise, CNA could experience a significant failure, interruption or corruption of one or more of its vendors’ information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of CNA’s or its vendors’ systems or facilities for these or any other reasons could significantly impair CNA’s ability to perform critical business functions in a timely basis.

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

Any significant breach in CNA’s data security infrastructure or its vendors’ facilities or systems could disrupt business, cause financial losses and damage its reputation, and insurance coverage may not be available for claims related to a breach.

A significant breach of CNA’s data security infrastructure may result from actions by its employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. The risk of a breach can exist whether software services are in CNA’s or third party administered data centers or are cloud-based software services. The sophistication of cybersecurity threats continues to escalate, and the measures CNA takes to mitigate the risk of cyber incidents and to safeguard its systems and data may be insufficient. Further, the increasing use of artificial intelligence, both within CNA’s systems to achieve operational efficiencies and within threat actors’ attack strategies, may further expose its systems to the risk of cyber-attacks. Breaches have occurred, and may occur again, in CNA’s systems and in the systems of its vendors and third-party administrators, both current and former, in that past vendors and third-party administrators may still retain certain confidential and sensitive information in their systems. During the third quarter of 2024, CNA was notified of a data breach resulting from a ransomware attack that impacted a former vendor. This incident resulted in required breach notifications to CNA’s impacted long-term care policyholders, with such notifications made by the subject vendor. In the same quarter, CNA was notified of a data breach resulting from a ransomware attack that impacted a current vendor. This incident resulted in required breach notifications to impacted individuals, which included insurance claimants and their representatives, with such notifications made by the subject vendor.

Breaches could affect CNA’s data framework or cause a failure to protect the personal information of its customers, claimants or employees, or sensitive and confidential information regarding its business or policyholders and may result in operational impairments and financial losses, significant harm to its reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. While CNA does not believe such breaches that have occurred and resultant actions will have a material adverse effect on its business, these or similar incidents, or any other such breach of CNA’s or its vendors’ data security infrastructure could have a material adverse effect on its business, results of operations and financial condition.

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

The risks relating to future breaches in CNA’s, or its vendors’ data security infrastructure or systems, including in connection with cyber incidents, could have a material adverse effect on its business, results of operations or financial condition or may result in significant operational impairments and financial losses, as well as significant harm to CNA’s reputation.

Inability to detect and prevent significant employee or third party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on CNA’s behalf could result in a material adverse effect on CNA’s business, results of operations and financial condition.

CNA may incur losses which arise from employees or third party service providers engaging in intentional, negligent or inadvertent misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. CNA’s or its third party service providers’ controls may not be able to detect all possible circumstances of such non-compliant activity and the internal structures in place to prevent this activity may not be effective in all cases. Any losses relating to such non-compliant activity could materially adversely affect CNA’s business, results of operations and financial condition.

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

Insurance companies such as CNA are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of CNA’s legal entity statutory basis of accounting financial statements. For IAIGs, such as CNA, the standards also seek to quantify risk across the insurance group in order to assess group capital. Current rules, including those promulgated by insurance regulators and specialized markets such as Lloyd’s, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction’s regulatory capital adequacy formula. If CNA does not meet these minimum requirements, CNA may be restricted or prohibited from operating its business in the applicable jurisdictions and specialized markets. If CNA is required to record a material charge against earnings in connection with a change in estimated insurance reserves, or the occurrence of a catastrophic event or otherwise, or if it incurs significant losses related to its investment portfolio, which severely deteriorates its capital position, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

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

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, including, A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings, Inc. (“Fitch”). Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders, and may also reflect opinions on other areas such as information security and climate risk.

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

These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations are being introduced, or are being considered, in the areas of artificial intelligence, information security and climate change, which may also affect CNA’s business. CNA also is subject to numerous regulations governing the protection of personal and confidential information of its customers and employees, including medical records, credit card data and financial information. These laws and regulations, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), are increasing in complexity and number, change frequently, sometimes conflict, and could expose CNA to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Regulators at the federal, state and international level have adopted or may adopt new regulations related to, among other matters, climate change and greenhouse emissions, and could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.

Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. State jurisdictions ensure compliance with such regulations through market conduct exams, which may result in losses to the extent non-compliance is ascertained, either as a result of failure to document transactions properly, failure to comply with internal guidelines or otherwise. CNA may also be required by the jurisdictions in which it does business to provide coverage to persons who would not otherwise be considered eligible or restrict CNA from withdrawing from unprofitable lines of business or unprofitable market areas. Each jurisdiction dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each jurisdiction.

Risks Related to Us and Our Subsidiary, Boardwalk Pipelines

Boardwalk Pipelines’ natural gas transportation and storage operations and ethane transportation services are subject to extensive regulation by the FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. Boardwalk Pipelines may not be able to recover the full cost of operating its pipelines or storage operations, including earning a reasonable return.

Boardwalk Pipelines’ natural gas transportation and storage operations are subject to extensive regulation by the FERC, including with respect to the types, rates and terms of services Boardwalk Pipelines may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect Boardwalk Pipelines’ ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines or storage operations, including earning a reasonable return. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny Boardwalk Pipelines the right to abandon certain facilities from service.

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

The FERC and/or Boardwalk Pipelines’ customers could challenge the maximum applicable rates that any of its regulated pipelines can charge in accordance with Section 5 of the NGA. The adoption of potential legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of Boardwalk Pipelines’ pipelines or if its rates are found not to be just and reasonable, then the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect, perhaps substantially, the revenues on that pipeline going forward.

Over time, the FERC may change, amend or announce that it will undertake a review of its existing policies. There were no major policy changes announced by the FERC during 2024.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2025 is approximately $1.6 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines, in addition to reputational damage.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. Although the Biden Administration has taken legislative, regulatory and executive action to address climate change, policy priorities, such as climate change, are likely to change with the new presidential administration. For example, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) passed, which advanced numerous climate-related objectives, including a methane emissions fee that applies to excess methane emissions from certain facilities that starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2026 and thereafter. In November 2024, the EPA issued a final rule implementing the methane emissions fee; however, Boardwalk Pipelines cannot predict if Congress may take action to repeal or revise the IRA, with respect to the methane emissions fee. Additionally, the EPA regulates GHGs, including methane and carbon dioxide, under the CAA and has implemented various permitting, reporting and technology-based requirements to reduce GHG emissions by the oil and gas sectors. In December 2023, the EPA finalized its methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rules include advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of the "super emitter" response program that would allow third parties to make reports to the EPA of large methane emission events. Fines and penalties for violations of these rules can be substantial and compliance with the new rules may affect the amount Boardwalk Pipelines owes under the IRA. The EPA's final methane rules are currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit. To the extent not timely repealed or modified by the Trump Administration, the requirements of the EPA’s final methane rules could increase Boardwalk Pipelines’ operating costs and the costs of Boardwalk Pipelines’ customers, thereby adversely affecting its operations.

Governmental entities, including certain states and groups of states, have adopted or are considering legislation, regulations or other initiatives such as GHG cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and emissions limits. At the international level, in 2021, the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years, and President Biden announced a new target for the U.S. to reduce GHG emissions 50%-52% from 2005 levels by 2030. However, on January 20, 2025, President Trump signed an Executive Order once again withdrawing the U.S. from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitment made by the U.S. pursuant to the same. The full impact these actions may have upon Boardwalk Pipelines’ business or financial condition is uncertain at this time.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. and the federal government has and could in the future take various actions to seek to curtail oil and natural gas production and transportation, including limiting fracturing of oil and natural gas wells, restricting flaring and venting during natural gas production on federal properties, limiting or banning oil and gas leases on federal lands and offshore waters, increasing requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restricting GHG emissions from oil and gas facilities. However, on his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s climate-related initiatives, that included many of the actions noted above. Boardwalk Pipelines cannot predict what additional actions the Trump Administration may take with respect to these matters or the timing for such actions. Litigation risks are also increasing, as a number of cities and other governmental entities have brought suit alleging that fossil fuel producers created public nuisances by producing fuels that contributed to global warming effects such as rising sea levels, are responsible for associated roadway and infrastructure damage, or defrauded investors or customers by failing to timely and adequately disclose adverse effects of climate change.

There have also been increasing financial risks for fossil fuel energy companies as certain investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Some institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor alternative power sources (such as wind, solar, geothermal, tidal and biofuels), making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. While Boardwalk Pipelines cannot predict how or to what extent sustainable lending and investment practices may impact it, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration and production or midstream energy business activities, which could adversely impact its business and operations. Additionally, in March 2024, the SEC released a final rule that establishes a framework for the reporting of climate risks, targets and metrics. However, the future of the SEC climate change rule is uncertain given that its implementation has been stayed pending the outcome of legal challenges; moreover, the SEC under the Trump Administration may seek to repeal or revoke the rule, though Boardwalk Pipelines cannot predict whether such action will occur or its timing. As a result, the ultimate impact of the SEC rule, or any similar climate-related disclosure requirements imposed in the future, on Boardwalk Pipelines’ business is uncertain and may result in increased compliance costs and increased costs of and restrictions on access to capital. These agency actions also could increase the potential for litigation.

The adoption and implementation of new or more stringent international, federal, regional, state or local legislation, regulations or other initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict fossil fuel production could result in increased costs of compliance for fossil fuel use, result in litigation and reduce demand for fossil fuels, which could reduce demand for Boardwalk Pipelines’ transportation and storage services. Political, litigation and financial risks may result in Boardwalk Pipelines’ fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure and other damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for Boardwalk Pipelines’ services. Moreover, the increased competitiveness of alternative energy sources could reduce demand for hydrocarbons and for Boardwalk Pipelines’ services. Finally, Boardwalk Pipelines may also be subject to various physical risks from climate change. For more information on these physical risks, see Boardwalk Pipelines’ risk factor titled “Climatic conditions and events could adversely impact Boardwalk Pipelines’ operations, pipelines and facilities, or those of its customers or suppliers” below.

Climatic conditions and events could adversely impact Boardwalk Pipelines’ operations, pipelines and facilities, or those of its customers or suppliers.

Climatic events can cause disruptions to, delays in or suspension of Boardwalk Pipelines’ services, by interrupting its operations, causing loss of or damage to its facilities or equipment, or having similar impacts on its customers or third-party suppliers. In general, Boardwalk Pipelines’ operations could be significantly impacted by climatic conditions such as increased frequency and severity of storms, floods and wintry conditions. Boardwalk Pipelines’ pipeline operations along coastal waters and offshore in the Gulf of Mexico could be adversely impacted by climatic conditions such as rising sea levels, subsidence and erosion, which could result in serious damage to Boardwalk Pipelines’ facilities and affect its ability to provide transportation services. Such damage could result in leakage, migration, releases or spills from Boardwalk Pipelines’ operations and could result in liability, remedial obligations or otherwise have a negative impact on operations. Such climatic conditions could also impact Boardwalk Pipelines’ customers’ ability to utilize Boardwalk Pipelines’ services and third-party suppliers’ ability to provide Boardwalk Pipelines with the products and services necessary to maintain operation of its facilities. Boardwalk Pipelines may incur significant damages as well as costs to repair or maintain its facilities, which could adversely affect its operations and the financial health of its business. In recent years, local governments and landowners in Louisiana have filed lawsuits against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages. Changing meteorological conditions, particularly temperature, may affect the amount, timing, or location of demand for energy or the products Boardwalk Pipelines transports, which may impact demand for its services.

Boardwalk Pipelines is subject to reputational risks and risks related to public opinion.

Boardwalk Pipelines’ business, operations and financial condition may be adversely impacted as a result of negative public opinion. Boardwalk Pipelines operates in an industry that receives negative portrayals and opposition to development projects. Boardwalk Pipelines’ reputation and public opinion could be impacted by the actions, activities and responses of other companies operating in the energy industry, particularly other energy infrastructure providers, over which Boardwalk Pipelines has no control. Boardwalk Pipelines’ reputation could also be impacted by negative publicity related to pipeline incidents, unpopular expansion projects and opposition to the development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation and use of hydrocarbons generally) could include increased regulatory oversight, delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing at reasonable terms, revenue loss or a reduction in customer base.

Legislative and regulatory initiatives relating to new or more stringent pipeline safety requirements or substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipelines to increased capital and operating costs and operational delays.

Boardwalk Pipelines’ interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, remediation of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 1 and 2 areas (depending on the potential impacts of a risk event), Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. PHMSA has revised its standards from time to time and recently issued a series of significant rulemakings for onshore gas distribution, transmission and gathering pipelines (e.g., relating to MAOP reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage and the consideration of seismicity as a risk factor in integrity management), and hazardous liquid transmission and gathering pipelines (e.g., expanding the reach of certain of PHMSA’s integrity management requirements, requiring the accommodation of in-line inspection tools by 2039 for certain pipelines, increasing annual, accident and safety-related conditional reporting requirements, and expanding the use of leak detection systems beyond HCAs). PHMSA also regulates safety requirements applicable to natural gas storage facilities, including wells, wellbore tubing and casing. In August 2022, PHMSA published a final rule that attempted to expand the Management of Change process and corrosion control requirements for gas transmission pipelines, and add requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline and repair criteria for non-HCAs. Five safety standards included in that rule were challenged by industry trade groups, and in August 2024, the U.S. Court of Appeals for the D.C. Circuit struck down four of the five challenged safety standards. In September 2023, PHMSA published a proposed rule that, if finalized, would enhance the safety requirements for gas distribution pipelines and require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines’ operations, which is expected to cause Boardwalk Pipelines to incur increased capital and operating costs, may cause it to experience operational delays and may result in potential adverse impacts to its operations or its ability to reliably serve its customers.

States have jurisdiction over certain of Boardwalk Pipelines’ intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than those found under federal law that affect Boardwalk Pipelines’ intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGLs pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies, could cause Boardwalk Pipelines to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in Boardwalk Pipelines incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to its operations or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act, the 2016 Act, the 2020 Act or other pipeline safety legislation or implementing regulations, may also increase Boardwalk Pipelines’ capital and operating costs or impact the operation of its pipelines.

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

Boardwalk Pipelines’ actual construction and development costs could exceed its forecasts; its anticipated cash flow from construction and development projects will not be immediate and can take several years; and its construction and development projects may not be completed on time or at all.

Boardwalk Pipelines is and has been engaged in several construction projects involving its existing assets and the construction of new facilities for which it has expended or will expend significant capital. Boardwalk Pipelines expects to continue to engage in the construction of additional growth projects and modifications of its system. When Boardwalk Pipelines builds a new pipeline or expands or modifies an existing facility, the design, construction and development occurs over an extended period of time, and it will not receive any revenue or cash flow from that project until after it is placed into commercial service. On Boardwalk Pipelines’ interstate pipelines there are several years between when the project is announced and when customers begin using the new facilities. During this period, Boardwalk Pipelines spends capital and incurs costs without receiving any of the financial benefits associated with the projects. The construction of new assets involves a number of risks, including risks related to regulations (federal, state and local), landowner opposition, environmental matters, activists, legal compliance, political matters and materials and labor costs, as well as operational and other risks that are difficult to predict and some of which are beyond Boardwalk Pipelines’ control. Additionally, the possibility of implementing trade tariffs under the Trump Administration could impact some of Boardwalk Pipelines’ pricing and availability of materials with some of its suppliers. A project may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that Boardwalk Pipelines is not aware of when it commits to the project. Any of these events could result in material, unexpected costs or have a material adverse effect on Boardwalk Pipelines’ ability to realize the anticipated benefits from its growth projects.

Boardwalk Pipelines may face opposition to the operation of its pipelines and facilities, construction or expansion of facilities and new pipeline projects from various groups.

Boardwalk Pipelines may face opposition to the operation of its pipelines and facilities, construction or expansion of its facilities and new pipeline projects from governmental officials, environmental groups, landowners, communities, tribal or local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage Boardwalk Pipelines’ operations, acts of eco-terrorism, intervention in regulatory or administrative proceedings involving Boardwalk Pipelines’ assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of its assets and business. For example, repairing Boardwalk Pipelines’ pipelines often involves securing consent from individual landowners to access their property, and one or more landowners may resist Boardwalk Pipelines’ efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. Acts of sabotage or eco-terrorism could cause significant damage or injury or death to people, property or the environment and lead to extended interruptions of Boardwalk Pipelines’ operations and material damages and costs.

Market conditions, including available supply, demand and the price differentials between natural gas supplies and market locations for natural gas, may affect the transportation rates that Boardwalk Pipelines can charge on certain portions of its pipeline systems.

Each year a portion of Boardwalk Pipelines’ firm natural gas transportation contracts expire and need to be replaced or renewed. As a result of market conditions, Boardwalk Pipelines may renew some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the continued availability of supply from key supply basins, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as electric power generators, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials).

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

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipelines has credit risk with both its existing customers and those supporting its growth projects. Credit risk exists in relation to Boardwalk Pipelines’ growth projects because expansion customers make long-term firm capacity commitments to Boardwalk Pipelines for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or Boardwalk Pipelines is unable to replace the defaulting customer with a customer willing to pay similar rates.

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

Boardwalk Pipelines’ ability to comply with the covenants and restrictions contained in its credit agreement may be affected by events beyond its control, including economic, financial and market conditions. If market or economic conditions or its financial performance deteriorate, its ability to comply with these covenants may be impaired. If Boardwalk Pipelines is not able to incur additional indebtedness, it may be required to seek other sources of funding that may be on less favorable terms. If it defaults under its credit agreement or another financing agreement, significant additional restrictions may become applicable. In addition, a default could result in a significant portion of its indebtedness becoming immediately due and payable, and its lenders could terminate their commitment to make further loans to it. If such an event occurs, Boardwalk Pipelines may not be able to obtain sufficient funds to make these accelerated payments.

Boardwalk Pipelines’ indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.

As of December 31, 2024, Boardwalk Pipelines had $3.3 billion in principal amount of long-term debt outstanding. This level of debt requires significant interest payments. Boardwalk Pipelines’ inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipelines’ indebtedness could have important consequences. For example, it could:

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

Changes in the debt markets and increases in interest rates could adversely affect Boardwalk Pipelines’ business.

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

The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and impacted global demand for oil and petrochemical products. Future pandemics or other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Although Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, if significant portions of Boardwalk Pipelines’ workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics or other outbreaks of contagious diseases, its business could be materially adversely affected. Boardwalk Pipelines may also be unable to perform fully on its contracts, and its costs may increase as a result of any potential future pandemics or other outbreaks of contagious diseases. These cost increases may not be fully recoverable. It is possible that future pandemics or other outbreaks of contagious diseases could cause disruption in Boardwalk Pipelines’ customers’ businesses, cause delays, or limit the ability of its customers to perform, including in making timely payments to it. Future pandemics or other outbreaks of contagious diseases could impact capital markets, which may impact Boardwalk Pipelines’ customers’ financial position. Future pandemics or other outbreaks of contagious diseases may also have the effect of exacerbating several of the other risk factors contained herein.

Boardwalk Pipelines does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to its operations.

Substantial portions of Boardwalk Pipelines’ pipelines, storage and other facilities are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents, and Boardwalk Pipelines is subject to the possibility of more onerous terms and/or increased costs to retain necessary land use rights if it does not have valid land use rights or if such land use rights lapse or terminate. Some of the rights Boardwalk Pipelines obtains to construct and operate its pipelines storage or other facilities on land owned by third parties and governmental agencies are for specific periods of time. Boardwalk Pipelines cannot guarantee that it will always be able to renew, when necessary, existing land use rights or obtain new land use rights without experiencing significant costs or experiencing landowner opposition. Any loss of these land use rights (or increased costs to renew) with respect to the operation of Boardwalk Pipelines’ pipelines, storage and other facilities, through its inability to acquire or renew right-of-way or easement contracts or permits, licenses, consents or otherwise (or increased costs in connection with the renewal thereof), could have a material adverse effect on its operations.

Boardwalk Pipelines may not be successful in executing its strategy to grow and diversify its business.

Boardwalk Pipelines relies primarily on the revenues generated from its natural gas transportation and storage services. Negative developments in these services have a significantly greater impact on Boardwalk Pipelines’ financial condition and results of operations than if it maintained more diverse assets. Boardwalk Pipelines’ ability to grow, diversify and increase cash flows will depend, in part, on its ability to expand its existing business lines and to close and execute on accretive acquisitions. Boardwalk Pipelines may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable.

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

There are a variety of operating risks inherent in transporting and storing natural gas, ethylene and NGLs, such as leaks and other forms of releases, explosions, fires, cybersecurity attacks and mechanical problems, which could have catastrophic consequences. Additionally, the nature and location of Boardwalk Pipelines’ business may make it susceptible to catastrophic losses from hurricanes or other named storms, particularly with regard to its assets in the Gulf Coast region, cold freezes, snowstorms, windstorms, earthquakes, hail and other severe weather. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipelines’ operations, substantial repair costs, personal injury or loss of life, significant damage to property, environmental pollution, impairment of its operations and substantial financial losses and reputational damage. The location of pipelines in HCAs, which includes populated areas, residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

Boardwalk Pipelines currently possesses property, business interruption, cybersecurity and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage Boardwalk Pipelines does obtain may contain large deductibles or fail to cover certain events, hazards or potential losses.

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

•the costs and administrative burdens associated with compliance with applicable laws and regulations, including those associated with responding to requests or demands of regulators or other governmental authorities, whether currently existing or implemented in the future, including, those pertaining to the environmental impact of Loews Hotels & Co’s operations, those pertaining to privacy and the use, sharing, storage and retention of data, and those arising out of mitigation efforts associated with pandemics or outbreaks of contagious diseases;

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

•shortages of desirable locations for development; and

•relationships with third-party property owners, developers, landlords, tenants, suppliers and joint venture partners, including the risk that such third-parties may encounter financial difficulties, may not fulfill material obligations, may terminate management, lease, supply, joint venture or other agreements with Loews Hotels & Co, may, in the case of landlords, seek material increases or improvements from Loews Hotels & Co in order to renew leases to Loews Hotels & Co, may, in the case of tenants, suffer the imposition of liens that Loews Hotels & Co may need to clear, or seek material discounts, allowances or concessions from Loews Hotels & Co in order to renew leases from Loews Hotels & Co, may, in the case of joint venture partners, not be willing to invest or reinvest capital to maintain or upgrade properties, or may prevent Loews Hotels & Co from making unilateral decisions with respect to material matters relating to specific properties, and/or may, in the case of third party property owners, not be willing to invest or reinvest capital to maintain or upgrade properties or may seek material discounts or concessions from Loews Hotels & Co in order to renew or extend hotel management agreements.

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

•the ability to exit or enter markets may not be able to be implemented in a time frame favorable to Loews Hotels & Co or be solely within Loews Hotels & Co’s control, and Loews Hotels & Co does not currently own a lower-tier brand which would allow it to retain and operate properties in markets and locations which suffer an economic downturn;

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

Loews Hotels & Co also competes for hotel acquisitions and development projects with entities that have similar investment objectives as it does. This competition could limit the number of suitable investment opportunities. It may also increase the bargaining power of Loews Hotels & Co’s counterparties, making it more difficult for Loews Hotels & Co to acquire or develop new properties on attractive terms or on the terms contemplated in its business plans. Furthermore, Loews Hotels & Co benefits from financial incentives from governmental agencies or municipalities in connection with development in certain markets. The failure of counterparties to fulfill the terms of such incentive agreements, or of Loews Hotels & Co to achieve certain performance thresholds contained in those agreements, could materially impact the realized value of those incentives. Additionally, the granting by governmental agencies or municipalities of financial incentives to competitors of Loews Hotels & Co could materially impact Loews Hotels & Co’s financial results in applicable markets.

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

Loews Hotels & Co from time to time renovates its properties and, together with joint venture partners, is currently expanding its portfolio through the ground-up construction of new properties in Orlando, Florida and in the future may similarly, alone or with joint venture partners, develop additional new properties. Often joint venture partners may also serve as developer. These renovation and construction efforts are subject to a number of risks, including:

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

•obtaining and maintaining government subsidies or financial incentives in certain markets;

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

Loews Hotels & Co has invested, and expects to continue to invest, in hotel properties or businesses through ownership interests in partnerships and joint ventures. Partners and joint venturers often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters, including matters that may impact taxes or the ability to invest or reinvest capital to maintain or upgrade the properties, or have other significant financial consequences. In addition, investments with other investors may involve risks such as the possibility that the partner or joint venturer might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with Loews Hotels & Co’s business interests or goals. Further, Loews Hotels & Co may be unable to take action without the approval of its partners or joint venturers, or its partners or joint venturers could take actions binding on the property without the consent of Loews Hotels & Co. Additionally, should a partner or joint venturer become bankrupt or otherwise fail to honor its financial obligations, Loews Hotels & Co could become liable for its share of liabilities.

Loews Hotels & Co’s properties are geographically concentrated, which exposes its business to the effects of regional events and occurrences.

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2024, eight hotels, representing 54% of rooms in its system, were located at Universal Orlando in Orlando, Florida and ten hotels, representing approximately 60% of rooms in its system, were located in Florida. Furthermore, there are three additional hotels under development in Orlando, Florida that will increase these numbers to 11 hotels in Orlando, representing approximately 59% of rooms in its system, and 13 hotels in Florida, representing approximately 64% of rooms in its system. Loews Hotels & Co also has multiple hotels in other geographies, including Arlington, Texas and the Chicago, Illinois metropolitan area. In the future, other existing or new geographies may present opportunities for new or additional investment that may create new or increased concentration risk. The concentration of hotels in one region, jurisdiction or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments could include, among others, regional economic downturns, an increase in burdensome governmental regulation, changes in the local political climate, a decline in the popularity of or access to area tourist attractions, such as theme parks and stadiums, the failure of new nearby tourist attractions to be developed or be successful in markets where new hotels are under development or of existing attractions to be maintained or upgraded in existing markets, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets, the development of new tourist attractions which are competitive with those nearby Loews Hotels & Co’s properties and potentially higher local property, sales and income taxes, property insurance costs or other expenses in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, and which may in the future be intensified as a result of climate change. Loews Hotels & Co’s business may be significantly affected by other risks common to the Florida tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt or reduce air travel to and from Florida for any reason can materially adversely affect its business.

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

A significant percentage of hotel rooms for guests at Loews Hotels & Co’s properties is booked through internet-based travel agencies and other intermediaries. In most cases, Loews Hotels & Co has agreements with such intermediaries and pays them commissions and/or fees for sales of its rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions or fees, reduced room rates or other significant concessions from Loews Hotels & Co. There can be no assurance that Loews Hotels & Co will be able to negotiate such agreements in the future with terms as favorable as those that exist today. Moreover, these intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites and other outlets. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to Loews Hotels & Co’s brands and reservation system.

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

Sales of Altium Packaging’s plastic containers depend heavily on the volume of sales made by its customers to consumers. Consequently, changes in consumer preferences for products in the industries that Altium Packaging serves or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health, environmental and social concerns, perceptions regarding plastics or otherwise, may result in a decline in the demand for Altium Packaging’s plastic container products.

Fluctuations in raw material prices and raw material availability may materially affect Altium Packaging’s results of operations.

To produce its products, Altium Packaging uses large quantities of plastic resins and recycled plastic materials. It faces the risk that its access to these raw materials may be interrupted or that it may not be able to purchase these raw materials at prices that are acceptable to it. In general, Altium Packaging does not have long-term supply contracts with its suppliers, and its purchases of raw materials are subject to market price volatility. Although Altium Packaging generally is able to pass changes in the prices of raw materials through to its customers over a period of time, it may not always be able to do so or there may be a lag between when its costs increase and when it passes those costs through to its customers. It may not be able to pass through all future raw material price increases in a timely manner or at all due to competitive pressures. In addition, a sustained increase in resin and recycled plastic prices, relative to alternative packaging materials, would make plastic containers less economical for its customers and could result in reductions in the use of plastic containers. Any limitation on its ability to procure its primary raw materials or to pass through price increases in such materials in a timely manner could materially adversely affect Altium Packaging.

Altium Packaging’s customers may increase their self-manufacturing.

Increased self-manufacturing by Altium Packaging’s customers may have a material adverse impact on Altium Packaging’s sales volume and financial results. Altium Packaging believes that certain customers may engage in self-manufacturing over time at certain locations, particularly those where transportation costs are high, for products that have low complexity, and where customers have available space to install blow molding equipment.

Risks Related to Us and Our Subsidiaries Generally

In addition to the specific risks and uncertainties faced by our subsidiaries, as discussed above, we and all of our subsidiaries face additional risks and uncertainties described below.

Failures or interruptions in or breaches to our or our subsidiaries’ computer systems or information technology or communication infrastructure or those of certain third parties could materially and adversely affect our or our subsidiaries’ operations.

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

As with other large companies, we and our subsidiaries and our and their third party vendors have experienced cyber attacks and other cyber incidents and expect this to continue. For example, CNA was subjected to a sophisticated cybersecurity incident involving ransomware in March 2021. In addition, one of CNA’s former vendors and a current vendor experienced cybersecurity incidents during the third quarter of 2024. For additional information about these incidents, see “Risks Related to Us and Our Subsidiary, CNA Financial Corporation” above under this Part I, Item 1A, and for a discussion of certain aspects of our approach to cybersecurity risk management and strategy, see Item 1C. Cybersecurity. If we and our subsidiaries and our and their third party vendors do not allocate and effectively manage the resources necessary to continue to build and maintain our and their information technology security infrastructure, or if we or our subsidiaries or our or our subsidiaries’ vendors fail to timely identify or appropriately respond to cyber attacks or other cyber incidents, then this may, in addition to other consequences, disrupt our and our subsidiaries’ operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury, impact our or their data framework or cause a failure to protect personal information of customers, employees or others.

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

We and our subsidiaries are or may become parties to legal proceedings and disputes. These matters may include, among others, contract disputes, claims and coverage disputes, reinsurance disputes, personal injury and wrongful death claims, environmental claims or proceedings, asbestos and other toxic tort claims, intellectual property disputes, disputes related to employment, antitrust matters, tax matters and other litigation incidental to our or their businesses. For instance, we and certain of our Boardwalk Pipelines-related subsidiaries are defendants in a class action litigation in the State of Delaware related to our 2018 acquisition of the Boardwalk Pipelines limited partnership units not already owned by our affiliates. In addition, Loews Hotels & Co is a defendant in litigation alleging that it and certain other hotel chains engaged in a conspiracy to fix higher prices for hotel rooms in violation of antitrust laws. For additional information regarding these matters, see Note 18 of the Notes to Consolidated Financial Statements included under Item 8. Litigation is inherently subject to great uncertainty and it is difficult to predict the outcome or effect of any litigation matters. The outcome of any pending or future litigation could have a significant adverse impact on our or our subsidiaries’ financial condition or results of operations.

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

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Certain influential investors in recent years have been focused on ESG practices and have placed increasing importance on the implications and social cost of their investments. In addition, organizations that provide information on corporate governance and related matters have developed rating processes for evaluating companies on their approach to ESG matters, and many of these ratings processes are inconsistent with each other. Such ratings are used by some investors to inform their investment and voting decisions. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to, or increase the cost of, capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. In addition, other stakeholders, including customers, employees, suppliers, regulators and ratings agencies, have also been focused on ESG matters.

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

Risks from cybersecurity threats, in the future may, among other things, cause material disruptions to our or our subsidiaries’ operations, which may materially affect our and/or their business, results of operations, cash flows, financial condition and/or equity. For more information about these risks, see the risk factor titled “Failures or interruptions in or breaches to our or our subsidiaries’ computer systems or information technology or communication infrastructure or those of our third party vendors could materially and adversely affect our or our subsidiaries’ operations” under Item 1A.

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

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2024. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2019 and that all dividends were reinvested.

44

250
200
150
100
50
2019
2020
2021
2022
2023
2024
Loews Corporation
S&P 500 Index
Loews Peer Group

	2019	2020	2021	2022	2023	2024
Loews Common Stock	100.0	86.31	111.24	112.81	135.12	164.97
S&P 500 Index	100.0	118.40	152.39	124.79	157.59	197.02
Loews Peer Group (a)	100.0	86.29	110.22	130.49	137.70	186.25

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2024 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	727,518	$38.59	5,094,015
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)Reflects 192,000 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan and 381,375 outstanding unvested time-based and/or performance-based restricted stock units (“RSUs”) and 154,143 deferred vested RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.
(b)We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 3, 2025, we had approximately 540 holders of record of our common stock.

Common Stock Repurchases

Our Board of Directors has authorized our management, as it deems appropriate, to purchase, in the open market, through privately negotiated transactions or otherwise, our outstanding common stock.

During the fourth quarter of 2024, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2024 - October 31, 2024	1,104,392	$79.39	N/A	N/A

November 1, 2024 - November 30, 2024	649,709	$80.13	N/A	N/A

December 1, 2024 - December 31, 2024	2,487,084	$84.33	N/A	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its consolidated operating subsidiaries, and the equity method of accounting for Altium Packaging LLC (“Altium Packaging”), an unconsolidated subsidiary.

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

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2023 and 2022 for Loews Corporation and its subsidiaries see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 6, 2024.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the years ended December 31, 2024 and 2023:

Year Ended December 31	2024	2023
(In millions, except per share data)

CNA Financial	$879	$1,094
Boardwalk Pipelines	413	283
Loews Hotels & Co	70	147
Corporate	52	(90)
Net income attributable to Loews Corporation	$1,414	$1,434

Basic net income per share	$6.42	$6.30

Diluted net income per share	$6.41	$6.29

2024 Compared with 2023

Net income attributable to Loews Corporation for 2024 was $1.4 billion, or $6.41 diluted net income per share, compared to net income attributable to Loews Corporation of $1.4 billion, or $6.29 diluted net income per share, in 2023.

Net income attributable to Loews Corporation for 2024 includes a $265 million after-tax and noncontrolling interests pension settlement charge for CNA.

Excluding CNA’s pension charge, net income attributable to Loews Corporation increased by 17% in 2024 compared to 2023 due to increases in net income at CNA and Boardwalk Pipelines and increased net investment income at the parent company, partially offset by a decrease in net income at Loews Hotels & Co. The increase at CNA is primarily due to higher net investment income driven by favorable returns from limited partnership and common stock investments and higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates and improved underlying underwriting results, partially offset by higher catastrophe losses. Boardwalk Pipelines’ results improved due to increased transportation revenues from higher re-contracting rates and recently completed growth projects, increased storage and parking and lending revenues and the contribution from the acquisition of Williams Olefins Pipeline Holdco LLC (“Bayou Ethane”) in 2023. Higher net investment income at the parent company is due to higher returns on equity securities. These increases were partially offset by lower net income at Loews Hotels & Co primarily due to higher depreciation and interest expenses related to the opening of the Loews Arlington Hotel and Convention Center in the first quarter of 2024 and lower equity income from joint ventures. In addition, Loews Hotels & Co’s results for 2023 included a gain of $36 million related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2024 and 2023 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Year Ended December 31	2024	2023
(In millions)

Revenues:
Insurance premiums	$10,211	$9,480
Net investment income	2,497	2,264
Investment losses	(81)	(99)
Non-insurance warranty revenue	1,609	1,624
Other revenues	34	30
Total	14,270	13,299
Expenses:
Insurance claims and policyholders’ benefits	7,738	7,068
Amortization of deferred acquisition costs	1,798	1,644
Non-insurance warranty expense	1,547	1,544
Other operating expenses	1,843	1,398
Interest	133	127
Total	13,059	11,781
Income before income tax	1,211	1,518
Income tax expense	(252)	(313)
Net income	959	1,205
Amounts attributable to noncontrolling interests	(80)	(111)
Net income attributable to Loews Corporation	$879	$1,094

2024 Compared with 2023

Net income attributable to Loews Corporation decreased $215 million for 2024 as compared with 2023. The decrease was primarily due to a pension settlement charge of $265 million after-tax and noncontrolling interests and higher catastrophe losses, partially offset by higher net investment income driven by favorable returns from limited partnership and common stock investments and higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates and improved underlying underwriting results. For more information on the pension settlement charge see Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

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

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate CNA’s underwriting performance since they remove the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of current year underwriting performance.

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

CNA also uses underwriting gain (loss) and underlying underwriting gain (loss), calculated using GAAP financial results, to monitor insurance operations. Underwriting gain (loss) is deemed to be a non-GAAP financial measure and is calculated pretax as net earned premiums less total insurance expenses, which includes insurance claims and policyholders’

benefits, amortization of deferred acquisition costs and insurance related administrative expenses. Net income (loss) is the most directly comparable GAAP measure. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from CNA’s underwriting activities which are managed separately from its investing activities. Underlying underwriting gain (loss) is also deemed to be a non-GAAP financial measure, and represents pretax underwriting gain (loss) excluding catastrophe losses and development-related items. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from CNA’s underwriting activities, excluding the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of CNA’s current year underwriting performance.

The following tables present a reconciliation of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain (loss) for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$608	$603	$140	$1,351	$(472)	$879
Investment (gains) losses	31	44		75	(11)	64
Pension settlement losses					293	293
Noncontrolling interests	55	55	13	123	(43)	80
Core income (loss)	$694	$702	$153	$1,549	$(233)	$1,316
Less:
Net investment income	626	733	131	1,490
Non-insurance warranty revenue	62			62
Other expense, including interest expense	(53)	(14)	(10)	(77)
Income tax expense on core income	(190)	(188)	(44)	(422)
Underwriting gain	249	171	76	496
Effect of catastrophe losses		318	40	358
Effect of favorable development-related items	(8)		(6)	(14)
Underlying underwriting gain	$241	$489	$110	$840

Year Ended December 31, 2023

Net income (loss) attributable to Loews Corporation	$605	$539	$133	$1,277	$(183)	$1,094
Investment (gains) losses	42	58	(2)	98	(19)	79
Noncontrolling interests	61	55	14	130	(19)	111
Core income (loss)	$708	$652	$145	$1,505	$(221)	$1,284
Less:
Net investment income	558	645	103	1,306
Non-insurance warranty revenue	80			80
Other revenue (expense), including interest expense	(52)	(1)	4	(49)
Income tax expense on core income	(195)	(174)	(48)	(417)
Underwriting gain	317	182	86	585
Effect of catastrophe losses		207	29	236
Effect of (favorable) unfavorable development-related items	(12)	(4)	13	(3)
Underlying underwriting gain	$305	$385	$128	$818

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the years ended December 31, 2024 and 2023.

Year Ended December 31, 2024	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$6,932	$6,964	$1,483	$15,379
Gross written premiums excluding third-party captives	3,895	6,816	1,483	12,194
Net written premiums	3,445	5,469	1,262	10,176
Net earned premiums	3,361	5,158	1,256	9,775
Underwriting gain	249	171	76	496
Net investment income	626	733	131	1,490
Core income	694	702	153	1,549

Other performance metrics:
Loss ratio	59.5%	68.3%	60.9%	64.3%
Expense ratio	32.8	27.9	33.1	30.2
Dividend ratio	0.3	0.5		0.4
Combined ratio	92.6%	96.7%	94.0%	94.9%
Less: Effect of catastrophe impacts		6.2	3.2	3.6
Less: Effect of favorable development-related items	(0.3)	(0.1)	(0.4)	(0.2)
Underlying combined ratio	92.9%	90.6%	91.2%	91.5%
Underlying loss ratio	59.8%	62.2%	58.1%	60.9%

Rate	1%	6%	(1)%	4%
Renewal premium change	2	7		5
Retention	89	84	82	85
New business	$462	$1,512	$288	$2,262

Year Ended December 31, 2023

Gross written premiums	$7,113	$6,120	$1,485	$14,718
Gross written premiums excluding third-party captives	3,800	5,994	1,485	11,279
Net written premiums	3,329	4,880	1,237	9,446
Net earned premiums	3,307	4,547	1,176	9,030
Underwriting gain	317	182	86	585
Net investment income	558	645	103	1,306
Core income	708	652	145	1,505

Other performance metrics:
Loss ratio	58.2%	65.9%	61.4%	62.5%
Expense ratio	32.0	29.6	31.2	30.7
Dividend ratio	0.2	0.5		0.3
Combined ratio	90.4%	96.0%	92.6%	93.5%
Less: Effect of catastrophe impacts		4.5	2.5	2.6
Less: Effect of (favorable) unfavorable development- related items	(0.3)	(0.1)	1.1
Underlying combined ratio	90.7%	91.6%	89.0%	90.9%
Underlying loss ratio	58.5%	61.5%	57.8%	59.9%

Rate		7%	3%	5%
Renewal premium change	1%	10	6	7
Retention	88	84	83	85
New business	$481	$1,297	$302	$2,080

2024 Compared with 2023

Gross written premiums, excluding third-party captives, for Specialty increased $95 million in 2024 as compared with 2023 driven by retention and favorable renewal premium change. Net written premiums for Specialty increased $116 million in 2024 as compared with 2023. The increase in net earned premiums was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $844 million in 2024 as compared with 2023 driven by favorable renewal premium change, rate and higher new business. Net written premiums for Commercial increased $589 million in 2024 as compared with 2023. The increase in net earned premiums was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International decreased $2 million in 2024 as compared with 2023. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $14 million driven by lower new business and rate. Net written premiums for International increased $25 million in 2024 as compared with 2023. Excluding the effect of foreign currency exchange rates, net written premiums increased $21 million in 2024 as compared with 2023 driven by favorable adjustments on prior year reinsurance treaties, in the current year. The increase in net earned premiums was consistent with the trend in net written premiums for International.

Core income increased $44 million in 2024 as compared with 2023 driven by higher net investment income and improved underlying underwriting results, partially offset by higher catastrophe losses.

Catastrophe losses were $358 million in 2024 as compared with $236 million in 2023, primarily driven by severe weather related events, including $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024. For 2024 and 2023, Specialty had no catastrophe losses, Commercial had catastrophe losses of $318 million and $207 million and International had catastrophe losses of $40 million and $29 million.

Favorable net prior year loss reserve development of $31 million and $23 million was recorded in 2024 and 2023. In 2024 and 2023, Specialty recorded favorable net prior year loss reserve development of $9 million and $14 million, Commercial recorded favorable net prior year loss reserve development of $16 million and $22 million and International recorded favorable net prior year loss reserve development of $6 million and unfavorable net prior year loss reserve development of $13 million. Further information on net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 2.2 points in 2024 as compared with 2023 primarily due to a 1.3 point increase in the loss ratio and a 0.8 point increase in the expense ratio. The increase in the loss ratio was primarily due to an increase in the underlying loss ratio, primarily driven by continued pricing pressure in management liability lines over the last several quarters. The increase in the expense ratio was driven by lower net earned premium growth.

Commercial’s combined ratio increased 0.7 points in 2024 as compared with 2023 due to a 2.4 point increase in the loss ratio partially offset by a 1.7 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, which were 6.2 points of the loss ratio in 2024, as compared with 4.5 points of the loss ratio in 2023 and an increase in the underlying loss ratio, driven by the continuation of elevated loss cost trends in commercial auto and mix of business. The improvement in the expense ratio was primarily driven by higher net earned premiums.

International’s combined ratio increased 1.4 points in 2024 as compared with 2023 due to a 1.9 point increase in the expense ratio partially offset by a 0.5 point improvement in the loss ratio. The increase in the expense ratio was driven by higher employee related costs and a favorable reinsurance acquisition related catch-up adjustment recorded in the prior year, partially offset by higher net earned premiums. The improvement in the loss ratio was primarily driven by favorable net prior year loss reserve development, partially offset by higher catastrophe losses. Catastrophe losses were 3.2 points of the loss ratio for 2024, as compared with 2.5 points of the loss ratio for 2023.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2024 and 2023.

Years Ended December 31	2024	2023
(In millions)

Net earned premiums	$437	$451
Net investment income	1,007	958
Core loss	(233)	(221)

2024 Compared with 2023

Core results decreased by $12 million in 2024 as compared with 2023. Results in 2024 include higher corporate expenses as a result of continued investments in technology and an unfavorable non-economic impact related to the A&EP loss portfolio transfer (“LPT”). Results in 2024 also include a $62 million after-tax charge related to unfavorable net prior year loss reserve development for legacy mass tort claims as compared with a $56 million after-tax charge for legacy mass tort claims in 2023. Both years are inclusive of assumption updates as a result of the annual reserve review completed in the third quarter of each year. These decreases were partially offset by higher net investment income.

The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in an after-tax charge of $6 million in 2024 compared to an after-tax benefit of $6 million in 2023, both of which have no economic impact. Further information on the A&EP LPT and net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

The cash flow assumption updates from the annual reserve review for 2024 and 2023 resulted in a pretax increase in long-term care reserves of $15 million and $8 million. The annual structured settlement reserve review resulted in a pretax reduction in claim reserves of $9 million and $6 million for 2024 and 2023.

In addition, results in 2024 include a $16 million after-tax charge related to office consolidation as compared with a $19 million after-tax charge in 2023.

Boardwalk Pipelines

Overview

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids (“NGLs”) industry, providing transportation and storage for those commodities. It also provides ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines is not in the business of buying and selling natural gas and NGLs other than for system management purposes and to facilitate its ethane supply operations, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by its customers or the ethane supply requirements on its systems. The pricing contained in the purchase and sales agreements associated with the supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. Except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, Boardwalk Pipelines’ ethane supply services, like its other businesses, have little to no direct commodity price exposure. Due to the capital-intensive nature of its business, Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the volume of products transported, with the exception of costs recorded in costs associated with service revenues. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines’ operations and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule (“Mega Rule”) and Boardwalk Pipelines’ efforts to monitor, control and reduce emissions, as further discussed below.

Boardwalk Pipelines acquired Williams Olefins Pipeline Holdco LLC (“Bayou Ethane”) in September 2023 and began providing ethane supply and transportation services. For more information see Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2024, approximately 86% of Boardwalk Pipelines’ revenues were derived from capacity reservation fees under firm contracts or from contracts with minimum volume commitments. The table below shows a rollforward of projected operating revenues under committed firm agreements in place as of December 31, 2023 to December 31, 2024, including agreements for transportation, storage, ethane supply and other services, over the remaining term of those agreements:

As of December 31, 2024
(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2023	$9,672
Adjustments for:
Actual revenues recognized from firm agreements in 2024 (a)	(1,504)
Firm agreements entered into in 2024	6,016
Total projected operating revenues under committed firm agreements as of December 31, 2024	$14,184

(a)Reflects an increase of $114 million in Boardwalk Pipelines’ actual 2024 revenues recognized from fixed fees under firm agreements as compared with its expected 2024 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2023, primarily due to an increase from contract renewals at higher rates that occurred in 2024.

During 2024, Boardwalk Pipelines entered into $6.0 billion of new firm agreements, of which approximately 78% were associated with new growth projects executed in 2024. For firm agreements associated with new growth projects, the associated assets may not be placed into commercial service until sometime in the future. Further, the table above includes $3.8 billion of estimated revenues that are anticipated under executed precedent transportation agreements for growth projects that are subject to regulatory approvals. Each year, a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as electric power generators, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). As of December 31, 2024, Boardwalk Pipelines’ top ten customers under committed firm agreements comprised approximately 62% of its total projected operating revenues and the credit profile associated with Boardwalk Pipelines’ customers comprising the total projected operating revenues under committed firm agreements was 82% rated as investment grade, 3% rated as non-investment grade and 15% not rated.

Pipeline System Maintenance and Greenhouse Gases (“GHGs”) Emission Reduction Initiatives

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high-risk areas, known as HCAs, and MCAs, along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along Boardwalk Pipelines’ NGLs pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas. These regulations have resulted in an overall increase in Boardwalk Pipelines’ ongoing maintenance costs, including maintenance capital and maintenance expense. PHMSA has issued a series of significant rulemakings for onshore gas transmission pipelines (e.g., relating to MAOP reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage and the consideration of seismicity as a risk factor in integrity management). In August 2022, PHMSA published a final rule that attempted to expand the Management of Change process, corrosion control requirements for gas transmission pipelines, requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and repair criteria for non-HCAs. Five safety standards included in that rule were challenged by industry trade groups, and in August 2024, the U.S. Court of Appeals for the D.C. Circuit struck down four of the five challenged safety standards. In September 2023, PHMSA published a proposed rule that, if finalized, would enhance the safety requirements for gas distribution pipelines and would require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals and other safety practices.

Due to the nature of Boardwalk Pipelines’ business, its operations emit various types of GHGs. Boardwalk Pipelines seeks to monitor its emissions and expects to incur additional costs to mitigate emissions. New legislation or regulations could increase the costs related to operating and maintaining Boardwalk Pipelines’ facilities. Depending on the particular law, regulation or program, Boardwalk Pipelines could be required to incur capital expenditures for installing new monitoring equipment or emission controls on its facilities, acquire and surrender allowances for GHG emissions, pay taxes or fees related to GHG emissions and/or administer and manage a more comprehensive GHG emissions program.

Boardwalk Pipelines has been focused on seeking to meet and, in certain instances, pursuing projects aimed at exceeding regulatory obligations (such as those found in the Clean Air Act (“CAA”)) by working to reduce emissions of regulated air pollutants, including methane, associated with its pipeline transportation and storage assets. For example, when selecting new compression equipment for growth or asset reliability projects, Boardwalk Pipelines considers air emissions as a component in the decision-making process and, when appropriate, places increased emphasis on equipment with emissions performance that exceeds applicable federal standards. Several of Boardwalk Pipelines’ reliability projects over the last few years have resulted in the replacement of older, higher-emitting compressor drivers with units equipped with advanced emission control systems. As a result, these projects have resulted in decreases in emissions of nitrogen oxides and other air pollutants.

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
•installing continuous monitoring emission detection equipment at certain compression stations;
•employing experts in air emissions to develop and monitor efforts in reducing emissions;
•reducing methane emissions vented to the atmosphere from transmission pipeline blowdowns by using existing and portable compression and flaring when feasible;
•installing repair sleeves and composite wraps where appropriate and practical to avoid pipeline blowdowns;
•evaluating software tools to optimize our GHG emissions management system;
•exploring options to replace high-bleed natural gas pneumatic devices with low or zero flow bleed devices; and
•reducing methane emissions from rod packing seals on reciprocating compressors, where appropriate and practical.

However, Boardwalk Pipelines cannot guarantee that it will be able to implement any of the opportunities it may review or explore, or, for any opportunities it chooses to implement, to implement them in their intended manner or within a specific timeframe or across all operational assets.

These new and any future regulations adopted by PHMSA and efforts to reduce GHG emissions are expected to cause Boardwalk Pipelines’ capital and operating costs to increase in 2025 and in future years, may cause Boardwalk Pipelines to experience operational delays and may result in potential adverse impacts to its ability to reliably serve its customers. For more information, see Item 1. Business and Item 1A. Risk Factors of this Report.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipelines undertakes will affect the amounts it records as property, plant and equipment on the Consolidated Balance Sheets or recognizes as expenses, which impact earnings. Boardwalk Pipelines began incurring costs to implement the Mega Rule’s requirements in 2021, and based on its current projections, it believes that these costs have stabilized. In 2025, Boardwalk Pipelines expects to spend approximately $504 million to maintain its pipeline systems, comply with regulations and monitor, control and reduce its GHG emissions, of which approximately $203 million is expected to be maintenance capital. In 2024, Boardwalk Pipelines spent $513 million on these matters, of which $202 million was recorded as maintenance capital.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2024 and 2023 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

Year Ended December 31	2024	2023
(In millions)

Revenues:
Operating revenues and other	$2,034	$1,625
Interest income	31	11
Total	2,065	1,636
Expenses:
Operating and other:
Operating costs and expenses	948	696
Depreciation and amortization	429	412
Interest	183	155
Total	1,560	1,263
Income before income tax	505	373
Income tax expense	(92)	(90)
Net income attributable to Loews Corporation	$413	$283
EBITDA	$1,086	$929

2024 Compared with 2023

Net income attributable to Loews Corporation and EBITDA increased $130 million and $157 million in 2024 as compared with 2023, primarily due to the reasons discussed below.

Total revenues increased $429 million in 2024 as compared with 2023. Boardwalk Pipelines’ transportation revenues increased $93 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $31 million due to favorable market conditions which allowed for contracting at higher rates; product sales revenues from the sale of natural gas, ethylene and propane increased by $23 million due to opportunistic market conditions; and the Bayou Ethane acquisition contributed $262 million of incremental operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses increased $252 million in 2024 as compared with 2023 primarily reflecting operations of the Bayou Ethane acquisition. Additionally, Boardwalk Pipelines’ operation and maintenance expenses increased primarily due to higher maintenance projects associated with compliance activities and administrative and general costs increased from higher employee-related costs.

Depreciation and amortization expenses increased $17 million in 2024 as compared with 2023 due to an increased asset base from recently completed growth projects and the Bayou Ethane acquisition.

Interest expenses increased $28 million in 2024 as compared with 2023, primarily due to the pre-financing of Boardwalk Pipeline’s $600 million of debt that matured on December 15, 2024.

Income tax expense increased $2 million in 2024 as compared with 2023, and includes a $36 million income tax benefit from an adjustment to deferred state income taxes for a rate reduction effective in 2025.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the years ended December 31, 2024 and 2023:

Year Ended December 31	2024	2023
(In millions)

Net income attributable to Loews Corporation	$413	$283
Interest, net	152	144
Income tax expense	92	90
Depreciation and amortization	429	412
EBITDA	$1,086	$929

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2024 and 2023 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2024	2023
(In millions)

Revenues:
Operating revenue	$806	$678
Gain on acquisition of a joint venture		46
Revenues related to reimbursable expenses	127	128
Total	933	852
Expenses:
Operating and other	653	558
Asset impairments		12
Reimbursable expenses	127	128
Depreciation and amortization expense	93	69
Equity income from joint ventures	(86)	(129)
Interest	51	14
Total	838	652
Income before income tax	95	200
Income tax expense	(25)	(53)
Net income attributable to Loews Corporation	$70	$147

2024 Compared with 2023

Net income attributable to Loews Corporation decreased by $77 million in 2024 as compared with 2023. Results for 2023 include a gain of $46 million ($36 million after tax) related to the acquisition of an additional equity interest in, and the consolidation of, a previously unconsolidated joint venture property.

Operating revenues improved by $128 million and operating expenses increased by $95 million in 2024 as compared with 2023. The increase in operating revenues and operating expenses was primarily driven by the opening of the Loews Arlington Hotel and Convention Center in the first quarter of 2024. Operating revenues also improved due to higher occupancy levels at many city center hotels as a result of the continued recovery in group travel in 2024 as compared to 2023 and an increase in food and beverage revenues. Operating expenses also increased due to increased staffing costs as well as higher insurance expenses and property taxes.

Equity income from joint ventures decreased $43 million in 2024 as compared to 2023. The decrease was driven by a reduction in overall occupancy levels at many joint venture hotels, particularly at the Universal Orlando Resort, in 2024 compared to 2023. Additionally, an impairment charge recorded at a joint venture property reduced Loews Hotels & Co’s equity income by $19 million in 2024. In addition, expenses at joint venture properties in 2024 increased as compared to 2023, largely due to increased staffing costs, as well as higher insurance expenses and property taxes.

In 2023, Loews Hotels & Co recorded impairment charges of $12 million to reduce the carrying value of certain assets to their estimated fair value.

Depreciation and amortization expense increased $24 million in 2024 as compared with 2023, mainly due to the opening of the Loews Arlington Hotel and Convention Center in the first quarter of 2024.

Interest expense for 2024 increased $37 million as compared with 2023 primarily due to placing the Loews Arlington Hotel and Convention Center into service during the first quarter of 2024, after which Loews Hotels & Co no longer capitalized interest on that project.

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

The following table summarizes the results of operations for Corporate for the years ended December 31, 2024 and 2023 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2024	2023
(In millions)

Revenues:
Net investment income	$242	$114
Expenses:
Operating and other	77	120
Equity method loss	28	9
Interest	74	80
Total	179	209
Income (loss) before income tax	63	(95)
Income tax (expense) benefit	(11)	5
Net income (loss) attributable to Loews Corporation	$52	$(90)

2024 Compared with 2023

Net income attributable to Loews Corporation increased $142 million in 2024 as compared with 2023 primarily due to the reasons discussed below.

Net investment income for the Parent Company increased $128 million in 2024 as compared with 2023 primarily due to higher returns on equity-based investments.

Operating and other expenses decreased $43 million in 2024 as compared with 2023, primarily due to a settlement expense of $47 million in 2023 to recognize unrealized losses, which were included in AOCI, due to the termination of a defined benefit pension plan. For additional information see Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.3 billion at December 31, 2024 as compared to $2.6 billion at December 31, 2023. In 2024, we received $1.3 billion in cash dividends from our subsidiaries, including a special cash dividend of $497 million from CNA and distributions of $400 million from Boardwalk Pipelines. Cash outflows in 2024 included the payment of $608 million to fund treasury stock purchases and $55 million of cash dividends to our shareholders. In the first quarter of 2025, we expect to receive cash dividends of $611 million from CNA and $75 million from Boardwalk Pipelines. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. In 2024, we purchased 7.7 million shares of Loews Corporation common stock. As of February 7, 2025, we had purchased an additional 1.9 million shares of Loews Corporation common stock in 2025 at an additional aggregate cost of $164 million. As of February 7, 2025, there were 212,861,300 shares of Loews Corporation common stock outstanding.

Loews Corporation has a corporate credit and senior debt rating of A with a stable outlook from S&P Global Ratings (“S&P”) and a senior debt rating of A3 with a stable outlook from Moody’s Investors Service (“Moody’s”).

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or purchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $2.6 billion in 2024 as compared with and $2.3 billion in 2023. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher earnings from fixed income securities, partially offset by an increase in net claim payments and higher operating expenses.

CNA paid cash dividends of $3.76 per share on its common stock, including a special cash dividend of $2.00 per share, in 2024. On February 7, 2025, CNA’s Board of Directors declared a quarterly cash dividend of $0.46 per share and a special cash dividend of $2.00 per share payable March 13, 2025 to shareholders of record on February 24, 2025. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2024, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2025 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $995 million in 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In February of 2024, CNA completed a public offering of $500 million aggregate principal amount of its 5.1% senior notes due February 15, 2034 and in May of 2024, CNA repaid at maturity the outstanding $550 million aggregate principal amount of its 4.0% senior notes.

CNA has an insurer financial strength rating of A and senior debt rating of bbb+ from A.M. Best Company (“A.M. Best”), an insurer financial strength rating of A2 and senior debt rating of Baa2 from Moody’s, an insurer financial strength rating of A+ and senior debt rating of A- from S&P and an insurer financial strength rating of A+ and senior debt rating of BBB+ from Fitch. A.M. Best and Moody’s maintain positive outlooks across CNA’s insurer financial strength and senior debt ratings. A.M. Best revised its outlook on CNA’s ratings to positive from stable in December 2024. Moody’s revised its outlook on CNA’s ratings to positive from stable in November 2024. S&P and Fitch maintain stable outlooks across CNA’s insurer financial strength and senior debt ratings.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $83 million in 2024 compared to 2023, primarily due to changes in net income adjusted for depreciation and amortization.

For 2024 and 2023, Boardwalk Pipelines’ capital expenditures were $392 million and $382 million, consisting of growth capital expenditures of $190 million and $218 million and maintenance capital expenditures of $202 million and $164 million. During 2023, Boardwalk Pipelines acquired Bayou Ethane for $355 million. See Boardwalk Pipelines: Pipeline System Maintenance and GHGs Emission Reduction Initiatives in this MD&A for further information about factors impacting Boardwalk Pipelines’ maintenance capital spending.

Boardwalk Pipelines expects total capital expenditures to be approximately $269 million in 2025, including approximately $203 million for maintenance capital and $66 million related to growth projects. Boardwalk Pipelines expects to spend a total of approximately $1.6 billion on its ongoing and announced growth projects, with expected in-service dates for these projects ranging from 2025 to 2029. Refer to Boardwalk Pipelines in Part I, Item 1. Business of this Annual Report on Form 10-K for further information on Boardwalk Pipelines’ growth projects.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash and cash equivalents, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2025. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects or acquisitions, to refinance maturing debt or for general partnership purposes. As of February 7, 2025, Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue up to $900 million of debt securities, warrants or rights from time to time.

In February of 2024, Boardwalk Pipelines completed a public offering of $600 million aggregate principal amount of its 5.6% senior notes due August 1, 2034. The net proceeds from this offering were used to retire $600 million of its 5.0% senior notes at maturity in December 2024. As of December 31, 2024, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility and the full borrowing capacity of $1.0 billion available to it.

In 2024, Boardwalk Pipelines paid distributions of $400 million to the Company.

Boardwalk Pipelines has a senior debt rating of BBB with a stable outlook from S&P, a senior debt rating of Baa2 with a stable outlook from Moody’s and a senior debt rating of BBB with a stable outlook from Fitch.

Loews Hotels & Co, through its subsidiaries, has mortgage loans maturing beyond twelve months as of December 31, 2024, which it may refinance before they mature. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

Loews Hotels & Co refinanced $532 million in mortgage loans in 2024, all of which mature beyond twelve months as of December 31, 2024.

In 2024, Loews Hotels & Co acquired all the remaining outstanding noncontrolling equity interests of two owned and consolidated hotels for a total of $44 million. In addition, Loews Hotels & Co received aggregate proceeds of $23 million for the sale of an owned hotel.

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

	Payments Due by Period
December 31, 2024	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Claim and claim adjustment expense reserves (a)	$25,524	$5,737	$6,977	$3,944	$8,866
Future policy benefit reserves (b)	27,028	801	1,570	1,738	22,919
(a)The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2024. See the Insurance Reserves section of this MD&A for further information.
(b)The future policy benefit reserves reflected above are not discounted, include maintenance costs, represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums and are based on its assessment of facts and circumstances known as of December 31, 2024. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Year Ended December 31	2024	2023
(In millions)

Fixed income securities:
Taxable fixed income securities	$1,940	$1,798
Tax-exempt fixed income securities	144	178
Total fixed income securities	2,084	1,976
Limited partnership and common stock investments	320	202
Other, net of investment expense	93	86
Net investment income	$2,497	$2,264

Effective income yield for the fixed income securities portfolio	4.8%	4.7%
Limited partnership and common stock return for the period	13.3%	9.4%

CNA’s net investment income increased $233 million in 2024 as compared with 2023, driven by favorable limited partnership and common stock returns, as well as higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Year Ended December 31	2024	2023
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(57)	$(57)
States, municipalities and political subdivisions	1	10
Asset-backed	(46)	(44)
Total fixed maturity securities	(102)	(91)
Non-redeemable preferred stock	21	4
Derivatives, short-term and other		(12)
Total investment losses	(81)	(99)
Income tax benefit	17	20
Amounts attributable to noncontrolling interests	5	8
Investment losses attributable to Loews Corporation	$(59)	$(71)

CNA’s pretax investment losses decreased $18 million in 2024 as compared with 2023, driven by the favorable change in fair value of non-redeemable preferred stock and lower net losses on disposals of fixed maturity securities, partially offset by higher impairment losses.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,936	$(369)	$2,795	$(298)
AAA	3,010	(217)	2,727	(169)
AA	6,369	(567)	6,444	(420)
A	10,260	(379)	9,910	(223)
BBB	16,757	(729)	16,670	(744)
Non-investment grade	1,779	(64)	1,879	(119)
Total	$41,111	$(2,325)	$40,425	$(1,973)

As of December 31, 2024 and 2023, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of pre-funded municipal bonds as of December 31, 2024 and 2023.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,567	$373
AAA	1,830	283
AA	4,257	730
A	6,340	582
BBB	11,548	980
Non-investment grade	796	92
Total	$27,338	$3,040

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2024	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$1,390	$16
Due after one year through five years	7,731	366
Due after five years through ten years	7,762	910
Due after ten years	10,455	1,748
Total	$27,338	$3,040

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

The following tables present the estimated fair value and net unrealized gains (losses) of CNA’s commercial mortgage-backed securities by property type and by ratings distribution:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage-backed:
Single asset, single borrower:
Office	$339	$(43)	$306	$(70)
Lodging	271	(8)	227	(23)
Retail	268	(10)	283	(28)
Multifamily	50	(1)	59	(3)
Industrial	42	(3)	93	(4)
Total single asset, single borrower	970	(65)	968	(128)
Conduits (multi property, multi borrower pools)	711	(66)	663	(95)
Total commercial mortgage-backed	$1,681	$(131)	$1,631	$(223)

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Commercial mortgage backed:
AAA	$736	$(14)	$570	$(27)
AA	609	(60)	594	(95)
A	163	(20)	202	(30)
BBB	139	(20)	216	(45)
Non-investment grade	34	(17)	49	(26)
Total commercial mortgage-backed	$1,681	$(131)	$1,631	$(223)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within CNA’s corporate and other bonds portfolio by property type and by ratings distribution:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
Retail	$478	$(18)	$515	$(25)
Office	239	(12)	250	(20)
Self-Storage	98	(5)	85	(6)
Industrial	93	(3)	99	(1)
Other (a)	387	(10)	367	(16)
Total corporate and other bonds - REITs	$1,295	$(48)	$1,316	$(68)

(a)	Other includes a diversified mix of property type strategies including healthcare and apartments.

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

Corporate and other bonds - REITs:
AA	$6		$10
A	310	$(6)	285	$(3)
BBB	942	(40)	994	(64)
Non-investment grade	37	(2)	27	(1)
Total corporate and other bonds - REITs	$1,295	$(48)	$1,316	$(68)

Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value ratios (“LTV”). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of December 31, 2024 and 2023, the allowance for expected credit losses on CNA’s mortgage portfolio was $35 million, or 3.3% of its amortized cost basis.

The following table presents the amortized cost basis of mortgage loans by property type:

	December 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
(In millions, except %)

Mortgage loans:
Retail	$527	50%	$520	48%
Office	239	22	245	23
Industrial	123	12	124	12
Other	165	16	181	17
Total mortgage loans	1,054	100%	1,070	100%
Less: Allowance for expected credit losses	(35)		(35)
Total mortgage loans - net of allowance	$1,019		$1,035

In addition to the mortgage loan portfolio, CNA invests in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities and are largely investment grade quality. As of December 31, 2024 and 2023, these holdings had an estimated fair value of $471 million and $479 million, and net unrealized losses of $118 million and $87 million.

CNA owns other fixed maturity securities which have exposure to cell towers, data centers and other collateral types that could be viewed as having real estate characteristics. CNA views these securities to have risks more similar to operating enterprises that do not share the same risks as the broader commercial real estate market.

Additionally, CNA does not have significant real estate exposure through its limited partnership portfolio.

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

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$14,915	9.8	$15,137	10.2
Property & Casualty and other	28,779	4.3	27,981	4.5
Total	$43,694	6.2	$43,118	6.5

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

The areas for which CNA believes a significant deviation to its net reserves is reasonably possible are (i) professional liability, management liability (including medical professional liability) and surety products (ii) workers’ compensation (iii) general liability and (iv) commercial auto liability.

Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, E&O, employment practices, fiduciary, fidelity, cyber and surety coverages and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.8 billion as of December 31, 2024.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimates is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $250 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $250 million. Net reserves for workers’ compensation were approximately $3.5 billion as of December 31, 2024.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $300 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $150 million. Net reserves for general liability were approximately $4.9 billion as of December 31, 2024.

Commercial auto liability is also considered long-tail; however, both the frequency of claims and severity of loss assumptions for the latest few accident years are significantly influenced by social inflation, economic inflation, driving habits and attorney involvement. If these trends accelerate beyond expectations, there may be significant deviation in CNA’s net reserves. If the estimated auto liability claim severity were to increase 5% and frequency were to increase 1% on the three most recent accident years, CNA estimates that its net reserves would increase by approximately $90 million. CNA’s net reserves for commercial auto were approximately $1.2 billion as of December 31, 2024.

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

The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2024	2023
(In millions)

Gross Case Reserves	$6,589	$5,759
Gross IBNR Reserves	15,093	14,184
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$21,682	$19,943

Net Case Reserves	$5,573	$4,978
Net IBNR Reserves	12,761	12,235
Total Net Carried Claim and Claim Adjustment Expense Reserves	$18,334	$17,213

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including CNA Re and A&EP:

December 31	2024	2023
(In millions)

Gross Case Reserves	$1,241	$1,353
Gross IBNR Reserves	1,431	1,333
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,672	$2,686

Net Case Reserves	$120	$129
Net IBNR Reserves	268	239
Total Net Carried Claim and Claim Adjustment Expense Reserves	$388	$368

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

CNA maintains future policy benefit reserves for its long-term care policies. Future policy benefit reserves for long-term care policies relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. In developing the future policy benefit reserves, CNA’s actuaries perform a reserve review on an annual basis. During the annual review, historical policyholder morbidity, persistency, anticipated future premium rate increases and expense experience is reviewed and compared to the current best estimate actuarial assumption set for potential revision. On a quarterly basis, actuaries perform experience studies that monitor the appropriateness of best estimate actuarial assumptions against emerging experience to assess whether any updates to those assumptions are warranted. The determination of these reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policies. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk. Future policy benefit reserves are discounted as discussed in Note 1 to the Consolidated Financial Statements included under Item 8.

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

For the year ended December 31, 2024	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$290
5% increase in morbidity	590
Persistency:
5% decrease in active life mortality and lapse	$160
10% decrease in active life mortality and lapse	310
Premium rate actions:
25% decrease in anticipated future premium rate increases	$10
50% decrease in anticipated future premium rate increases	20

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

The following tables summarize policyholder reserves for CNA’s long-term care operations:

December 31, 2024	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long-term care		$13,158	$13,158
Structured settlement and other	$541		541
Total	541	13,158	13,699
Ceded reserves	81		81
Total gross reserves	$622	$13,158	$13,780

December 31, 2023

Long-term care		$13,959	$13,959
Structured settlement and other	$582		582
Total	582	13,959	14,541
Ceded reserves	93		93
Total gross reserves	$675	$13,959	$14,634

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $358 million and $236 million were recorded for the years ended December 31, 2024 and 2023. Catastrophe losses for the years ended December 31, 2024 and 2023 were driven by severe weather related events, including $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024.

CNA uses various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. CNA generally seeks to manage its exposure through the purchase of catastrophe reinsurance and utilize various reinsurance programs to mitigate catastrophe losses, including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. CNA conducts an ongoing review of its risk and catastrophe reinsurance coverages and from time to time makes changes as it deems appropriate. The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2025.

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

Group Workers’ Compensation Treaty

CNA also purchased corporate Workers’ Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2025 to January 1, 2026 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty also provides $775 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. All layers of the treaty provide for one full reinstatement.

Terrorism Risk Insurance Program Reauthorization Act of 2019

CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2025. Under the current provisions of the program, in 2025 the federal government will reimburse 80% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2024 earned premiums, CNA’s estimated deductible under the program is $1.2 billion for 2025. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

We consider the accounting policies discussed below to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, financial condition, equity, business and/or CNA’s insurer financial strength and corporate debt ratings.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long-term care policies and the reserves are recorded as Future policy benefits reserves as discussed below. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. If the recorded reserves are insufficient to cover the estimated ultimate unpaid liability, an increase to the insurance reserves may be needed. The reserving process is discussed in further detail in the Insurance Reserves section of this MD&A.

Long Term Care Reserves

Future policy benefits reserves for long-term care policies are based on certain actuarial assumptions, including morbidity, persistency, anticipated future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring an increase to reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. In addition, regulatory approval may not be received for the level of premium rate increases requested. The reserving process is discussed in further detail in the Insurance Reserve section of this MD&A.

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

The sensitivity analysis estimates the change in the fair value of interest sensitive assets and liabilities that were held on December 31, 2024 and 2023 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our and our subsidiaries’ debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $381 million and $341 million at December 31, 2024 and 2023. The impact of a 100 basis point decrease would result in an increase in market value of $401 million and $363 million at December 31, 2024 and 2023. At December 31, 2024 and 2023, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would result in a $2 million increase interest expense.

Equity Price Risk – We and our subsidiaries have exposure to equity price risk as a result of investments in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2024 and 2023, with all other variables held constant. For limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of the portfolio and indices with similar strategies relative to the S&P 500.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We and our subsidiaries have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2024 and 2023, with all other variables held constant.

Commodity Price Risk – We and our subsidiaries have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2024 and 2023.

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

Credit Spread Risk – In the fourth quarter of 2024, we entered into credit default swap index transactions with a notional value of $2 billion that potentially benefit from widening investment grade credit spreads associated with the underlying securities that comprise the index. In addition to our exposure to tightening investment grade credit spreads as a result of these transactions, carrying costs associated with maintaining the positions could adversely affect returns.

The following tables present the estimated effects on the fair value of our and our subsidiaries’ financial instruments as of December 31, 2024 and 2023 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

		Increase (Decrease)
December 31, 2024	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$716	$(6)
Equity securities – long	403		$(101)
– short	(88)		22
Options – purchased	2		44
Other invested assets	10
Short-term investments	2,180	(5)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2024	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$41,111	$(2,684)	$(651)
Equity securities	659	(15)		$(45)
Limited partnership investments	2,520		(2)	(252)
Other invested assets	85		(16)
Mortgage loans	987	(30)
Short-term investments	2,426	(1)	(45)
Other derivatives	6	1		40

Trading portfolio:

		Increase (Decrease)
December 31, 2023	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$201	$(3)
Equity securities – long	366		$(91)
– short	(62)		15
Options – purchased	1		35
Other invested assets	8
Short-term investments	2,109	(6)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2023	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$40,425	$(2,779)	$(638)
Equity securities	683	(14)		$(48)
Limited partnership investments	2,174		(1)	(217)
Other invested assets	81		(15)
Mortgage loans	997	(34)
Short-term investments	2,287	(2)	(38)
Other derivatives	14	4	3	29

Changes in discount rates used to measure CNA’s liability for future policyholder benefits (“LFPB”) would reduce the impact of the decrease in Fixed maturity securities within Other comprehensive income. The carrying value of the LFPB was $13.2 billion and $14.0 billion as of December 31, 2024 and 2023. The estimated decrease in the carrying value of the LFPB as of December 31, 2024 and 2023 due to an increase in yield rates of 100 basis points was $1.3 billion and $1.5 billion. The change in the carrying value of the LFPB due to interest rate changes was estimated by discounting the expected future cash flows.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Claim and claim adjustment expense reserves – Property & Casualty — Refer to Notes 1 and 8 to the financial statements.

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

Future policy benefit reserves – Long Term Care — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The estimation of long term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including morbidity and persistency.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 11, 2025

We have served as the Company's auditor since 1969.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 11, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 11, 2025

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2024	2023
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $44,196 and $42,615, less allowance for credit loss of $45 and $16	$41,827	$40,626

Equity securities, cost of $969 and $1,015	1,064	1,050

Limited partnership investments	2,520	2,174

Other invested assets, primarily mortgage loans, less allowance for credit loss of $35 and $35	1,113	1,123

Short-term investments	4,606	4,396

Total investments	51,130	49,369

Cash	541	399

Receivables	10,522	9,660

Property, plant and equipment	10,738	10,718

Goodwill	347	347

Deferred non-insurance warranty acquisition expenses	3,525	3,661

Deferred acquisition costs of insurance subsidiaries	959	896

Other assets	4,181	4,147

Total assets	$81,943	$79,197

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2024	2023
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$24,976	$23,304
Future policy benefits	13,158	13,959
Unearned premiums	7,346	6,933
Total insurance reserves	45,480	44,196

Payable to brokers	110	79
Short-term debt	5	1,084
Long-term debt	8,939	7,919
Deferred income taxes	550	398
Deferred non-insurance warranty revenue	4,530	4,694
Other liabilities	4,392	4,302
Total liabilities	64,006	62,672

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 214,912,595 and 222,268,150 shares	2	2
Additional paid-in capital	2,490	2,589
Retained earnings	16,459	15,617
Accumulated other comprehensive loss	(1,867)	(2,497)
	17,084	15,711
Less treasury stock, at cost (212,251 and 100,000 shares)	(18)	(7)
Total shareholders’ equity	17,066	15,704
Noncontrolling interests	871	821
Total equity	17,937	16,525
Total liabilities and equity	$81,943	$79,197

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2024	2023	2022
(In millions, except per share data)

Revenues:
Insurance premiums	$10,211	$9,480	$8,667
Net investment income	2,780	2,395	1,802
Investment losses	(81)	(53)	(199)
Non-insurance warranty revenue	1,609	1,624	1,574
Operating revenues and other	2,991	2,455	2,200
Total	17,510	15,901	14,044

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $(125), $(88), and $(214))	7,738	7,068	6,653
Amortization of deferred acquisition costs	1,798	1,644	1,490
Non-insurance warranty expense	1,547	1,544	1,471
Operating expenses and other	4,170	3,393	3,077
Equity method income	(58)	(120)	(139)
Interest	441	376	378
Total	15,636	13,905	12,930
Income before income tax	1,874	1,996	1,114
Income tax expense	(380)	(451)	(223)
Net income	1,494	1,545	891
Amounts attributable to noncontrolling interests	(80)	(111)	(69)
Net income attributable to Loews Corporation	$1,414	$1,434	$822

Basic net income per share	$6.42	$6.30	$3.39

Diluted net income per share	$6.41	$6.29	$3.38

Basic weighted average number of shares outstanding	220.26	227.48	242.83

Diluted weighted average number of shares outstanding	220.53	227.81	243.28

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2024	2023	2022
(In millions)

Net income	$1,494	$1,545	$891

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(1)	(5)	(5)
Net unrealized gains (losses) on other investments	(262)	1,125	(6,097)
Total unrealized gains (losses) on investments	(263)	1,120	(6,102)
Impact of changes in discount rates used to measure long-duration contract liabilities	712	(318)	3,959
Unrealized gains (losses) on cash flow hedges		(5)	20
Pension and postretirement benefits	340	104	15
Foreign currency translation	(102)	60	(111)

Other comprehensive income (loss)	687	961	(2,219)

Comprehensive income (loss)	2,181	2,506	(1,328)

Amounts attributable to noncontrolling interests	(137)	(188)	150

Total comprehensive income (loss) attributable to Loews Corporation	$2,044	$2,318	$(1,178)

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

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2023	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	1,494			1,414			80
Other comprehensive income	687				630		57
Dividends paid ($0.25 per share)	(140)			(55)			(85)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(617)					(617)
Retirement of treasury stock	—		(89)	(517)		606
Stock-based compensation	19		(1)				20
Other	(11)		(9)				(2)
Balance, December 31, 2024	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2024	2023	2022
(In millions)

Operating Activities:

Net income	$1,494	$1,545	$891
Adjustments to reconcile net income to net cash provided by operating activities:
Investment losses	81	53	199
Equity method investees	(66)	18	236
Amortization of investments	(200)	(191)	(129)
Depreciation and amortization	583	538	509
Provision for deferred income taxes	(45)	127	(50)
Other non-cash items	98	109	90
Changes in operating assets and liabilities, net:
Receivables	(929)	(268)	(316)
Deferred acquisition costs	(69)	(85)	(79)
Insurance reserves	2,365	1,667	2,058
Other assets	417	(88)	(391)
Other liabilities	(9)	(95)	137
Trading securities	(695)	577	159
Net cash flow provided by operating activities	3,025	3,907	3,314

Investing Activities:

Purchases of fixed maturities	(6,353)	(6,616)	(9,821)
Proceeds from sales of fixed maturities	2,793	4,029	5,909
Proceeds from maturities of fixed maturities	2,396	1,334	2,358
Purchases of equity securities	(444)	(293)	(294)
Proceeds from sales of equity securities	523	317	509
Purchases of limited partnership investments	(335)	(402)	(337)
Proceeds from sales of limited partnership investments	98	231	171
Purchases of property, plant and equipment	(632)	(686)	(660)
Acquisitions		(401)
Dispositions	23		16
Change in short-term investments	(30)	(80)	(27)
Other, net	(14)	(178)	(171)
Net cash flow used by investing activities	$(1,975)	$(2,745)	$(2,347)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2024	2023	2022
(In millions)

Financing Activities:

Dividends paid	$(55)	$(57)	$(61)
Dividends paid to noncontrolling interests	(85)	(74)	(98)
Purchases of Loews Corporation treasury stock	(608)	(849)	(729)
Purchases of subsidiary stock from noncontrolling interests	(20)	(202)	(66)
Principal payments on debt	(1,366)	(878)	(640)
Issuance of debt	1,294	778	573
Other, net	(58)	(18)	(16)
Net cash flow used by financing activities	(898)	(1,300)	(1,037)

Effect of foreign exchange rate on cash	(10)	5	(19)

Net change in cash	142	(133)	(89)
Cash, beginning of year	399	532	621
Cash, end of year	$541	$399	$532

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation − Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an approximately 92% owned subsidiary); transportation and storage of natural gas and natural gas liquids, olefins and other hydrocarbons (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders.

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

Credit losses – The allowances for credit losses on fixed maturity securities, mortgage loans, reinsurance receivables, insurance receivables and trade receivables are valuation accounts that are reported as a reduction of a financial asset’s cost basis and are measured on a pool basis when similar risk characteristics exist. The allowance is estimated using relevant available information from both internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses and adjustments may be made to reflect current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for additional factors that come to the Company’s attention. This could include significant shifts in counterparty financial strength ratings, aging of past due receivables, amounts sent to collection agencies, or other underlying portfolio changes. Current and forecast economic conditions are considered, using a variety of economic metrics and forecast indices. The sensitivity of expected credit losses relative to changes to the forecast of economic conditions can vary by financial asset class. A reasonable and supportable forecast period is up to 24 months from the balance sheet date. After the forecast period, the Company reverts to historical credit experience. Collateral arrangements such as letters of credit and amounts held in beneficiary trusts to mitigate credit risk are considered in the estimate of the net amount expected to be collected. Amounts are written off against the allowance when determined to be uncollectible.

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

Equity method investments – Loews Hotels & Co has interests in operating joint ventures related to hotel properties over which it exercises significant influence but does not have control over them. Loews Hotels & Co uses the equity method of accounting for these investments. The Company also has interests in Altium Packaging LLC (“Altium Packaging”), which is engaged in the manufacture of rigid packaging solutions. Loews Corporation shares certain participating rights related to capital allocation and other decisions with the joint venture partner, therefore, the investment in Altium Packaging is accounted for under the equity method of accounting. The Company’s total investment in entities accounted for under the equity method of accounting, excluding limited partnership investments, was $937 million and $996 million as of December 31, 2024 and 2023 and is reported in Other assets on the Consolidated Balance Sheets. Equity method income for investments accounted for under the equity method of accounting, excluding limited partnerships, was $58 million, $120 million and $139 million for the years ended December 31, 2024, 2023 and 2022 and is reported separately in expenses on the Consolidated Statements of Operations. Equity method investments are reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be recoverable. See Note 3 for a discussion of limited partnership investments.

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2024 and 2023.

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

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. As of December 31, 2024 and 2023, an allowance for doubtful accounts of $26 million and $28 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses CNA’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. Additionally, an expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

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

Boardwalk Pipelines primarily earns revenues by providing transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (referred to together as “NGLs”) on a firm and interruptible basis and providing ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines also provides interruptible natural gas parking and lending services. The majority of Boardwalk Pipelines’ operating subsidiaries are subject to Federal Energy Regulatory Commission (“FERC”) regulations and certain revenues collected, under certain circumstances, may be subject to possible refunds to its customers. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure. The majority of Boardwalk Pipelines’ revenues are from firm service contracts which are accounted for as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services. The transaction price is comprised of a fixed fee based on the capacity reserved plus a usage fee paid on the volume of commodity transported or injected and withdrawn from storage. Both the fixed and the usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time as control is passed to the customer. These service contracts can range in term from one to 20 years and are invoiced monthly. For the ethane supply contracts, the purchases and sales are with different counterparties and control transfers at different receipt and delivery points, resulting in the purchases and sales being presented on a gross basis in the Consolidated Statements of Operations.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.3 billion and $1.2 billion as of December 31, 2024 and 2023. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.6% and 6.4% as of December 31, 2024 and 2023. This interest rate is based on the expected yield of the assets that support the reserves and reinvestment assumptions. As of December 31, 2024 and 2023, the discounted reserves for unfunded structured settlements were $444 million and $465 million, net of discount of $535 million and $559 million. For the years ended December 31, 2024, 2023 and 2022, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $33 million, $34 million and $36 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations but is excluded from the disclosure of prior year loss reserve development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2024 and 2023, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2024 and 2023, the discounted reserves for workers’ compensation lifetime claim reserves were $179 million and $196 million, net of discount of $80 million and $88 million. For the years ended December 31, 2024, 2023 and 2022, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $6 million, $9 million and $9 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the disclosure of prior year loss reserve development.

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

The key cash flow assumptions used to estimate the LFPB are morbidity, persistency, anticipated future premium rate increases and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The practical expedient was not elected that allows locking in the expense assumption. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.

CNA has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually, in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increase and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in the results of operations within Insurance claims and policyholders’ benefits.

Quarterly, to derive the upper-medium grade fixed income instrument yield discount rate assumption, a published spot rate curve constructed from single-A rated U.S. dollar denominated corporate bonds is used. Linear interpolation to determine yield assumptions for tenors that fall between points for which observable rates are available is used. For cash flows that are projected to occur beyond the tenor for which market-observable rates are available, CNA applies judgment to estimate a normative rate which it grades to over 10 years. The effect of changes in discount rate assumptions are recorded in Other comprehensive income (loss).

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

Insurance-related assessments – Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the liability balances were $86 million and $84 million.

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

As of December 31, 2024 and 2023, an allowance for doubtful accounts of $21 million and $22 million have been established for each year for reinsurance receivables, which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, CNA separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. CNA has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on CNA’s historical loss experience and the assessment of the reinsurance counterparty’s risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 6% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

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

Policyholder dividends – Policyholder dividends are paid to participating policyholders within the workers’ compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2% of total net written premiums for each of the years ended December 31, 2024, 2023 and 2022. Dividends to policyholders are accrued according to CNA’s best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.

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

Pension and postretirement benefits – The overfunded or underfunded status of defined benefit plans is recognized in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Accumulated Other Comprehensive Income (“AOCI”). Benefit plan assets and obligations are measured at December 31. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations.

Stock-based compensation – Compensation expense is recorded upon issuance, modification or cancellation of all share-based payment awards granted, primarily on a straight-line basis over the requisite service period, generally three years. Restricted Stock Units are valued using the grant-date fair value of Loews Corporation’s stock.

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

For the years ended December 31, 2024, 2023 and 2022, approximately 0.3 million, 0.3 million and 0.4 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share, and there were no shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of AOCI. Foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were foreign currency transaction gains (losses) of $(7) million, $8 million and $(20) million for the years ended December 31, 2024, 2023 and 2022 included in the Consolidated Statements of Operations.

Regulatory accounting – The majority of Boardwalk Pipelines’ revenues are earned from operating subsidiaries that are regulated by FERC. Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipelines, applies regulatory accounting to certain assets for GAAP purposes, which records certain assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Gulf South Pipeline Company, LLC (“Gulf South”), a wholly owned subsidiary of Boardwalk Pipelines, has implemented fuel trackers, for which regulatory accounting is applied. Accordingly, the value of fuel received from customers paying the maximum tariff rate and the related value of fuel used in transportation are recorded to a regulatory asset or liability depending on whether Gulf South uses more fuel than it collects from customers or collects more fuel than it uses. Other than as described for Texas Gas and the fuel trackers for Gulf South, regulatory accounting is not applicable to Boardwalk Pipelines’ other FERC regulated entities or operations.

Supplementary cash flow information – Cash payments made for interest on long-term debt, net of capitalized interest, amounted to $422 million, $385 million and $380 million for the years ended December 31, 2024, 2023 and 2022. Cash payments for federal, foreign, state and local income taxes amounted to $403 million, $304 million and $376 million for the years ended December 31, 2024, 2023 and 2022. Investing activities include $37 million of previously accrued capital expenditures for the year ended December 31, 2024 and exclude $9 million and $33 million of accrued capital expenditures for the years ended December 31, 2023 and 2022.

Accounting changes – In November of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker (“CODM”). The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance has been adopted retrospectively, with comparative period segment disclosures adjusted to reflect the change in accounting guidance. See Note 20 for additional information.

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

The guidance was adopted effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. CNA’s run-off long-term care business is in scope of the guidance. Prior periods presented in the financial statements have been adjusted to reflect application of the guidance. While the requirements of the guidance represent a material change from legacy accounting, it does not impact capital and surplus under statutory accounting practices, cash flows or the underlying economics of the business.

Recently issued ASUs - In December of 2023, the FASB issued ASU 2023-08, “Intangibles-Goodwill and Other- Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” The updated accounting guidance requires that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The update requires a cumulative-effect adjustment to the opening balance at the date of adoption. At adoption on January 1, 2025, the Company estimates an increase to Retained earnings of $5 million.

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

In November of 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

Note 2. Acquisitions, Divestitures and Deconsolidations

Boardwalk Pipelines

On September 29, 2023, Boardwalk Pipelines acquired 100% of the equity interests of Williams Olefins Pipeline Holdco LLC (“Bayou Ethane”) from Williams Field Services Group, LLC for $355 million in cash.

Loews Hotels & Co

During 2024, Loews Hotels & Co acquired all the remaining outstanding noncontrolling equity interests of two owned and consolidated hotels for $44 million.

During 2024, Loews Hotels & Co received proceeds of $23 million for the sale of an owned hotel.

During 2023, Loews Hotels & Co paid $46 million to acquire an additional equity interest in a previously unconsolidated joint venture property. The acquisition resulted in Loews Hotels & Co consolidating the joint venture property and recording a gain of $46 million ($36 million after tax). Upon acquisition, $232 million in assets and $120 million in liabilities were consolidated at fair value.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2024	2023	2022
(In millions)

Fixed maturity securities	$2,050	$1,941	$1,787
Limited partnership investments	271	177	(6)
Short-term investments	90	78	17
Equity securities (a)	82	63	23
Income from trading portfolio (a)	255	125
Other	129	105	65
Total investment income	2,877	2,489	1,886
Investment expenses	(97)	(94)	(84)
Net investment income	$2,780	$2,395	$1,802
(a) Net investment income recognized due to the change in fair value of equity and trading portfolio securities held as of December 31, 2024, 2023 and 2022	$93	$38	$3

As of December 31, 2024 and 2023, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2024	2023	2022
(In millions)

Fixed maturity securities:
Gross gains	$48	$75	$120
Gross losses	(150)	(166)	(261)
Investment losses on fixed maturity securities	(102)	(91)	(141)
Equity securities (a)	21	4	(116)
Derivative instruments		(1)	64
Short-term investments and other		(11)	(6)
Gain on acquisition of a joint venture (see Note 2)		46
Investment losses	$(81)	$(53)	$(199)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of December 31, 2024, 2023, and 2022	$19	$14	$(75)

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

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Year Ended December 31	2024	2023	2022
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$34	$33	$62
Asset-backed	29	11
Impairment losses recognized in earnings	$63	$44	$62

No losses were recognized on mortgage loans during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, there were $11 million and $8 million of losses related to mortgage loans primarily due to changes in expected credit losses.

The net change in unrealized gains (losses) on fixed maturity securities, was $(352) million, $1.4 billion and $(7.9) billion for the years ended December 31, 2024, 2023 and 2022.

The amortized cost and fair values of fixed maturity securities are as follows:

December 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835		6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488		3,244
Commercial mortgage-backed	1,779	11	141	18	1,631
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,274	42	868	32	8,416
U.S. Treasury and obligations of government sponsored enterprises	220	1	1		220
Foreign government	701	6	30		677
Fixed maturities available-for-sale	$43,430	$715	$3,039	$45	$41,061
Fixed maturities trading	766				766
Total fixed maturity securities	$44,196	$715	$3,039	$45	$41,827

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703		7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425		3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government sponsored enterprises	152	1	2		151
Foreign government	741	6	34		713
Fixed maturities available-for-sale	$42,414	$1,022	$2,995	$16	$40,425
Fixed maturities trading	201				201
Total fixed maturity securities	$42,615	$1,022	$2,995	$16	$40,626

The available-for-sale fixed maturities securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	180	2	988	139	1,168	141
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,709	45	4,555	823	6,264	868
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41		90	1
Foreign government	118	3	368	27	486	30
Total fixed maturity securities	$8,969	$266	$18,319	$2,773	$27,288	$3,039

December 31, 2023

Fixed maturity securities:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total fixed maturity securities	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,567	$373	$2,273	$309
AAA	1,800	282	1,524	261
AA	4,247	730	3,817	658
A	6,330	582	5,652	517
BBB	11,548	980	11,523	1,095
Non-investment grade	796	92	942	155
Total	$27,288	$3,039	$25,731	$2,995

Based on current facts and circumstances, the unrealized losses presented in the December 31, 2024 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at December 31, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $442 million and $435 million as of December 31, 2024 and 2023 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Year Ended December 31, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	9	18	27
Available-for-sale securities accounted for as PCD assets	4		4

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1
Write-offs charged against the allowance		9	9

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		12	12
Total allowance for credit losses	$13	$32	$45

Year Ended December 31, 2023	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	10	7	17
Available-for-sale securities accounted for as PCD assets	22		22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	8		8
Write-offs charged against the allowance	15		15

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	4	5
Total allowance for credit losses	$4	$12	$16

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2024		2023
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,761	$1,753	$1,121	$1,091
Due after one year through five years	11,678	11,403	11,563	11,180
Due after five years through ten years	13,083	12,365	13,359	12,573
Due after ten years	16,908	15,540	16,371	15,581
Total	$43,430	$41,061	$42,414	$40,425

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2024 and 2023 was approximately $2.5 billion and $2.2 billion, which includes net undistributed earnings of $334 million and $250 million. Limited partnerships comprising 14% of the total carrying value are reported on a current basis through December 31, 2024 with no reporting lag, 3% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 86% and 85% of the carrying value at December 31, 2024 and 2023 were invested in private debt and equity. Limited partnerships comprising 14% and 15% of the carrying value as of December 31, 2024 and 2023 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.

The ten largest limited partnership positions held totaled $648 million and $622 million as of December 31, 2024 and 2023. Based on the most recent information available regarding percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity at December 31, 2024 and 2023, and the related income reflected on the Consolidated Statements of Operations represents approximately 1%, 1%, and 2% of the changes in aggregate partnership equity for the years ended December 31, 2024, 2023 and 2022.

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$34	$9		$60	$169	$272
LTV 55% to 65%			15	$11	4	12	42
LTV greater than 65%		13	30	12			55
DSCR 1.2x - 1.6x
LTV less than 55%	$49	28	5	2	49	71	204
LTV 55% to 65%	53	30	21	30	20	39	193
LTV greater than 65%			46				46
DSCR ≤1.2x
LTV less than 55%						21	21
LTV 55% to 65%		22	75			20	117
LTV greater than 65%			35	21		48	104
Total	$102	$127	$236	$76	$133	$380	$1,054

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2024			2023
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:

Equity markets:
Options - purchased	$268	$2		$202	$1
Futures - short	167	1		116
Warrants	1	1		84	3
Interest rate swaps	300	4		300	13
Currency forwards				13		$(1)
Credit default swap index - purchased	2,000

In the fourth quarter of 2024, the Company entered into credit default swap index transactions that potentially benefit from widening investment grade credit spreads associated with the underlying securities that comprise the index. As of December 31, 2024 the notional value of the credit default swap index is $2 billion and the fair value is less than $1 million which is recognized in Payable to brokers in the Consolidated Balance Sheets. The fair value of the position is measured using observable market inputs, including credit spreads. For the year ended December 31, 2024, Net investment income related to the position was less than $1 million.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of December 31, 2024, commitments to purchase or fund were approximately $1.7 billion and to sell were approximately $30 million under the terms of these investments.

Investments on Deposit

Cash and securities with carrying values of approximately $3.1 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2024 and 2023.

Cash and securities with carrying values of approximately $0.7 billion and $0.9 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2024 and 2023.

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

December 31, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions		6,762	42	6,804
Asset-backed		7,540	876	8,416
Fixed maturities available-for-sale	223	38,642	2,196	41,061
Fixed maturities trading	766			766
Total fixed maturities	$989	$38,642	$2,196	$41,827

Equity securities	$603	$441	$20	$1,064
Short-term and other	4,383	70		4,453
Receivables		5		5
Payable to brokers	(88)			(88)

December 31, 2023

Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions		7,348	44	7,392
Asset-backed		7,000	901	7,901
Fixed maturities available-for-sale	161	38,274	1,990	40,425
Fixed maturities trading	201			201
Total fixed maturities	$362	$38,274	$1,990	$40,626

Equity securities	$586	$440	$24	$1,050
Short-term and other	4,215	32		4,247
Receivables		13		13
Payable to brokers	(62)			(62)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at December 31
2024	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,045	$(1)	$(15)	$352	$(10)	$(104)	$11		$1,278	$(1)	$(21)
States, municipalities and political subdivisions	44		(2)						42		(2)
Asset-backed	901	9	(12)	125	(14)	(83)		$(50)	876		(12)
Fixed maturities available-for-sale	$1,990	$8	$(29)	$477	$(24)	$(187)	$11	$(50)	$2,196	$(1)	$(35)

Equity securities	$24	$12		$3	$(19)				$20	$8

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at December 31
2023	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$810		$38	$219		$(33)	$11		$1,045		$38
States, municipalities and political subdivisions	43		1						44		1
Asset-backed	788	$16	9	248		(64)	23	$(119)	901		9
Fixed maturities available-for-sale	$1,641	$16	$48	$467	$—	$(97)	$34	$(119)	$1,990	$—	$48

Equity securities	$35	$(7)			$(4)				$24	$(7)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

Derivative Financial Instruments

Equity options are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter derivatives, principally interest rate swaps, currency forwards, total return swaps, commodity swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

Short-Term and Other Invested Assets

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

December 31, 2024	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1%	—	6%	(2%)

December 31, 2023

Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1%	—	7%	(2%)

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

	Carrying Amount	Estimated Fair Value
December 31, 2024		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,019			$987	$987

Liabilities:
Short-term debt	4			5	5
Long-term debt	8,936		$7,702	966	8,668

December 31, 2023

Assets:
Other invested assets, primarily mortgage loans	$1,035			$997	$997

Liabilities:
Short-term debt	1,083		$546	520	1,066
Long-term debt	7,915		7,255	385	7,640

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

Note 5. Receivables

December 31	2024	2023
(In millions)

Reinsurance (Note 17)	$6,072	$5,434
Insurance	3,697	3,470
Receivable from brokers	50	64
Accrued investment income	458	446
Income taxes	9	21
Other, primarily customer accounts	284	277
Total	10,570	9,712
Less: allowance for doubtful accounts on reinsurance receivables	21	22
allowance for other doubtful accounts	27	30
Receivables	$10,522	$9,660

Note 6. Property, Plant and Equipment

December 31	2024	2023
(In millions)

Pipeline equipment (net of accumulated depreciation of $4,819 and $4,470)	$8,478	$8,421
Hotel properties (net of accumulated depreciation of $646 and $560)	1,517	1,072
Other (net of accumulated depreciation of $578 and $534)	496	461
Construction in process	247	764
Property, plant and equipment	$10,738	$10,718

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2024		2023		2022
	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.
(In millions)

CNA Financial	$59	$105	$54	$97	$49	$50
Boardwalk Pipelines	426	365	410	383	394	352
Loews Hotels & Co	93	115	69	201	64	264
Corporate	2		1	12	2	9
Total	$580	$585	$534	$693	$509	$675

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $27 million, $32 million and $17 million for the years ended December 31, 2024, 2023 and 2022.

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

Note 7. Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill is as follows:

	CNA Financial	Boardwalk Pipelines	Total
(In millions)

Balance, December 31, 2022	$109	$237	$346
Other adjustments	1		1
Balance, December 31, 2023 and 2024	110	237	347

A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In millions)

Finite-lived intangible assets:
Customer relationships	$93	$24	$93	$21
Other	10	8	11	9
Total finite-lived intangible assets	103	32	104	30

Indefinite-lived intangible assets	76		77
Total other intangible assets	$179	$32	$181	$30

Amortization expense for each of the years ended December 31, 2024, 2023 and 2022 of $4 million, $3 million, and $3 million is reported in Operating expenses and other on the Consolidated Statements of Operations. At December 31, 2024, estimated amortization expense in each of the next five years is approximately $4 million.

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

December 31	2024
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$18,334
Other Insurance Operations (a)	929
Total net claim and claim adjustment expenses	19,263

Reinsurance receivables: (b)
Property & Casualty Operations	3,348
Other Insurance Operations (c)	2,365
Total reinsurance receivables	5,713
Total gross liability for unpaid claims and claims adjustment expenses	$24,976

(a)	Other Insurance Operations amounts are related to unfunded structured settlements arising from short duration contracts.

(b)	Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.

(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the A&EP loss portfolio transfer (“LPT”).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Year Ended December 31	2024	2023	2022
(In millions)

Reserves, beginning of year:
Gross	$23,304	$22,120	$21,269
Ceded	5,141	5,191	4,969
Net reserves, beginning of year	18,163	16,929	16,300

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,330	5,667	5,181
Increase (decrease) in provision for insured events of prior years	42	48	(32)
Amortization of discount	39	44	44
Total net incurred (a)	6,411	5,759	5,193

Net payments attributable to:
Current year events	(1,093)	(922)	(821)
Prior year events	(4,096)	(3,679)	(3,481)
Total net payments	(5,189)	(4,601)	(4,302)

Foreign currency translation adjustment and other	(122)	76	(262)

Net reserves, end of year	19,263	18,163	16,929
Ceded reserves, end of year	5,713	5,141	5,191
Gross reserves, end of year	$24,976	$23,304	$22,120

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting and uncollectible reinsurance, which are not reflected in the table above.

Reserving Methodology

In developing claim and claim adjustment expense reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, geopolitical, social and economic trends. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

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

Gross and Net Carried Reserves

The following tables present the gross and net carried reserves:

December 31, 2024	Property and Casualty Operations	Other Insurance Operations	Total
(In millions)

Gross Case Reserves	$6,589	$1,813	$8,402
Gross IBNR Reserves	15,093	1,481	16,574

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$21,682	$3,294	$24,976

Net Case Reserves	$5,573	$634	$6,207
Net IBNR Reserves	12,761	295	13,056

Total Net Carried Claim and Claim Adjustment Expense Reserves	$18,334	$929	$19,263

December 31, 2023

Gross Case Reserves	$5,759	$1,979	$7,738
Gross IBNR Reserves	14,184	1,382	15,566

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$19,943	$3,361	$23,304

Net Case Reserves	$4,978	$685	$5,663
Net IBNR Reserves	12,235	265	12,500

Total Net Carried Claim and Claim Adjustment Expense Reserves	$17,213	$950	$18,163

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

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

Year Ended December 31	2024	2023	2022
(In millions)

Medical professional liability	$(8)	$5	$18
Other professional liability and management liability	49	37	50
Surety	(68)	(43)	(83)
Warranty	20	(11)	(21)
Commercial auto	107	33	49
General liability	75	149	67
Workers’ compensation	(202)	(203)	(152)
Other property and casualty operations	(4)	10	(24)
Other insurance operations	79	71	64
Total pretax (favorable) unfavorable development	$48	$48	$(32)

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

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2023 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

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

Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2015.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claims.

2023

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional E&O businesses in multiple accident years.

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

Property & Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2024
(In millions)

Medical professional liability	$1,425
Other professional liability and management liability	3,967
Surety	493
Warranty	46
Commercial auto	1,247
General liability	4,356
Workers’ compensation	3,543
Other property and casualty operations	3,257
Total net liability for unpaid claim and claim adjustment expenses	$18,334

Medical Professional Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2024
December 31	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2015	$433	$499	$510	$494	$488	$510	$501	$498	$494	$494	$11	18,228
2016		427	487	485	499	508	510	508	514	513	16	16,195
2017			412	449	458	460	455	460	456	463	18	15,384
2018				404	429	431	448	470	495	499	28	15,331
2019					430	445	458	471	469	481	43	14,515
2020						477	476	455	447	419	100	11,289
2021							377	376	374	349	117	9,935
2022								329	329	333	143	9,965
2023									340	350	162	10,424
2024										343	278	8,561
									Total	$4,244	$916

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2015	$22	$101	$230	$313	$384	$420	$444	$458	$463	$471
2016		18	121	246	339	401	436	460	483	489
2017			19	107	235	308	355	388	417	427
2018				21	115	211	290	349	418	453
2019					17	91	183	280	349	395
2020						11	61	139	201	258
2021							11	49	118	170
2022								10	57	122
2023									14	86
2024										13
									Total	$2,884

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,360
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										33
Liability for unallocated claim adjustment expenses for accident years presented										32
Total net liability for unpaid claim and claim adjustment expenses										$1,425

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2015		$66	$11	$(16)	$(6)	$22	$(9)	$(3)	$(4)	$—	$61
2016			60	(2)	14	9	2	(2)	6	(1)	86
2017				37	9	2	(5)	5	(4)	7	51
2018					25	2	17	22	25	4	95
2019						15	13	13	(2)	12	51
2020							(1)	(21)	(8)	(28)	(58)
2021								(1)	(2)	(25)	(28)
2022									—	4	4
2023										10	10
Total net development for the accident years presented above								13	11	(17)
Total net development for accident years prior to 2015								—	(6)	9
Total unallocated claim adjustment expense development								5	—	—
Total								$18	$5	$(8)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2024
December 31	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2015	$888	$892	$877	$832	$807	$813	$836	$855	$858	$865	$21	17,457
2016		901	900	900	904	907	891	888	906	912	37	17,989
2017			847	845	813	791	775	758	746	752	51	18,215
2018				850	864	869	906	923	941	987	57	20,071
2019					837	845	856	876	939	970	96	19,548
2020						930	944	951	945	945	168	19,509
2021							1,037	1,038	1,009	965	311	18,377
2022								1,120	1,112	1,084	465	18,376
2023									1,149	1,166	564	19,587
2024										1,150	918	17,921
									Total	$9,796	$2,688

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2015	$60	$234	$404	$542	$612	$677	$725	$794	$808	$813
2016		64	248	466	625	701	736	784	826	856
2017			57	222	394	498	557	596	630	672
2018				54	282	473	599	706	779	847
2019					64	263	422	567	699	801
2020						67	248	400	523	660
2021							58	217	356	502
2022								64	225	453
2023									64	302
2024										77
									Total	$5,983

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,813
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										98
Liability for unallocated claim adjustment expenses for accident years presented										56
Total net liability for unpaid claim and claim adjustment expenses										$3,967

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2015		$4	$(15)	$(45)	$(25)	$6	$23	$19	$3	$7	$(23)
2016			(1)	—	4	3	(16)	(3)	18	6	11
2017				(2)	(32)	(22)	(16)	(17)	(12)	6	(95)
2018					14	5	37	17	18	46	137
2019						8	11	20	63	31	133
2020							14	7	(6)	—	15
2021								1	(29)	(44)	(72)
2022									(8)	(28)	(36)
2023										17	17
Total net development for the accident years presented above								44	47	41
Total net development for accident years prior to 2015								6	(10)	3
Total unallocated claim adjustment expense development								—	—	5
Total								$50	$37	$49

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2024
December 31	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2015	$131	$131	$104	$79	$63	$58	$53	$45	$45	$45	$2	5,103
2016		124	124	109	84	67	64	58	43	43	3	5,577
2017			120	115	103	84	71	66	67	67	3	5,909
2018				114	108	91	62	56	51	49	6	6,297
2019					119	112	98	87	82	82	8	6,229
2020						128	119	81	67	57	3	4,827
2021							137	129	110	91	45	4,884
2022								155	158	132	74	4,893
2023									175	169	138	4,378
2024										171	145	2,940
									Total	$906	$427

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2015	$7	$26	$38	$40	$42	$44	$42	$42	$43	$43
2016		5	37	45	45	43	43	41	40	40
2017			23	37	41	46	49	62	62	63
2018				5	25	34	39	40	41	41
2019					12	34	44	59	70	74
2020						4	20	28	33	44
2021							5	20	35	42
2022								12	35	52
2023									8	27
2024										20
									Total	$446

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$460
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										14
Liability for unallocated claim adjustment expenses for accident years presented										19
Total net liability for unpaid claim and claim adjustment expenses										$493

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2015		$—	$(27)	$(25)	$(16)	$(5)	$(5)	$(8)	$—	$—	$(86)
2016			—	(15)	(25)	(17)	(3)	(6)	(15)	—	(81)
2017				(5)	(12)	(19)	(13)	(5)	1	—	(53)
2018					(6)	(17)	(29)	(6)	(5)	(2)	(65)
2019						(7)	(14)	(11)	(5)	—	(37)
2020							(9)	(38)	(14)	(10)	(71)
2021								(8)	(19)	(19)	(46)
2022									3	(26)	(23)
2023										(6)	(6)
Total net development for the accident years presented above								(82)	(54)	(63)
Total net development for accident years prior to 2015								(1)	11	(5)
Total unallocated claim adjustment expense development								—	—	—
Total								$(83)	$(43)	$(68)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2024
December 31	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2015	$201	$199	$190	$190	$183	$181	$183	$182	$184	$184	$2	30,430
2016		198	186	186	186	190	195	200	197	195	1	30,457
2017			199	198	200	221	232	239	241	241	4	30,947
2018				229	227	227	245	254	255	260	2	34,333
2019					257	266	289	323	325	327	7	37,280
2020						310	303	304	298	303	14	29,182
2021							397	388	390	393	51	33,028
2022								437	465	496	90	37,230
2023									554	620	202	42,345
2024										726	447	40,718
									Total	$3,745	$820

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2015	$52	$96	$130	$153	$172	$175	$178	$179	$180	$182
2016		52	93	126	154	175	185	190	192	193
2017			58	107	150	178	203	225	232	235
2018				66	128	175	212	238	249	256
2019					77	147	203	257	295	312
2020						71	134	197	246	276
2021							83	168	240	305
2022								112	236	334
2023									127	270
2024										153
									Total	$2,516

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,229
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										1
Liability for unallocated claim adjustment expenses for accident years presented										17
Total net liability for unpaid claim and claim adjustment expenses										$1,247

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2015		$(2)	$(9)	$—	$(7)	$(2)	$2	$(1)	$2	$—	$(17)
2016			(12)	—	—	4	5	5	(3)	(2)	(3)
2017				(1)	2	21	11	7	2	—	42
2018					(2)	—	18	9	1	5	31
2019						9	23	34	2	2	70
2020							(7)	1	(6)	5	(7)
2021								(9)	2	3	(4)
2022									28	31	59
2023										66	66
Total net development for the accident years presented above								46	28	110
Total net development for accident years prior to 2015								3	2	(3)
Total unallocated claim adjustment expense development								—	3	—
Total								$49	$33	$107

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2024
December 31	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2015	$581	$576	$574	$589	$600	$602	$617	$625	$639	$656	$39	24,309
2016		623	659	667	671	673	683	684	704	712	27	24,901
2017			632	632	632	634	630	652	690	713	16	22,544
2018				653	644	646	639	650	679	665	83	20,553
2019					680	682	682	691	720	727	129	19,907
2020						723	722	726	736	702	237	14,964
2021							782	784	793	814	299	15,952
2022								929	928	930	515	17,527
2023									1,071	1,106	726	17,037
2024										1,271	1,144	14,632
									Total	$8,296	$3,215

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2015	$19	$110	$230	$357	$446	$501	$530	$561	$573	$581
2016		32	163	279	407	481	524	582	620	652
2017			23	118	250	399	471	553	606	657
2018				33	107	228	307	428	491	546
2019					25	98	181	322	455	532
2020						23	99	192	280	367
2021							26	140	262	391
2022								29	123	260
2023									33	153
2024										34
									Total	$4,173

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$4,123
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										171
Liability for unallocated claim adjustment expenses for accident years presented										62
Total net liability for unpaid claim and claim adjustment expenses										$4,356

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2015	$(5)	$(2)	$15	$11	$2	$15	$8	$14	$17	$75
2016		36	8	4	2	10	1	20	8	89
2017			—	—	2	(4)	22	38	23	81
2018				(9)	2	(7)	11	29	(14)	12
2019					2	—	9	29	7	47
2020						(1)	4	10	(34)	(21)
2021							2	9	21	32
2022								(1)	2	1
2023									35	35
Total net development for the accident years presented above							57	148	65
Total net development for accident years prior to 2015							10	1	10
Total unallocated claim adjustment expense development							—	—	—
Total							$67	$149	$75

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2024
December 31	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2015	$422	$431	$406	$408	$394	$382	$372	$353	$334	$324	$45	31,916
2016		426	405	396	382	366	355	331	308	293	45	32,000
2017			440	432	421	400	402	399	398	383	65	33,156
2018				450	440	428	415	415	404	399	65	34,914
2019					452	449	437	436	419	416	67	34,377
2020						477	466	446	414	393	107	29,481
2021							468	454	432	421	116	30,126
2022								497	489	478	148	33,428
2023									555	551	233	36,822
2024										574	325	34,332
									Total	$4,232	$1,216

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2015	$51	$131	$180	$212	$231	$243	$251	$256	$259	$261
2016		53	129	169	198	219	227	234	235	238
2017			63	151	207	243	265	279	287	293
2018				68	163	229	259	280	298	307
2019					71	169	223	262	291	310
2020						65	147	200	228	246
2021							67	164	222	256
2022								79	192	258
2023									87	209
2024										111
									Total	$2,489

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,743
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										1,757
Other (b)										(22)
Liability for unallocated claim adjustment expenses for accident years presented										65
Total net liability for unpaid claim and claim adjustment expenses										$3,543

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2015	$9	$(25)	$2	$(14)	$(12)	$(10)	$(19)	$(19)	$(10)	$(98)
2016		(21)	(9)	(14)	(16)	(11)	(24)	(23)	(15)	(133)
2017			(8)	(11)	(21)	2	(3)	(1)	(15)	(57)
2018				(10)	(12)	(13)	—	(11)	(5)	(51)
2019					(3)	(12)	(1)	(17)	(3)	(36)
2020						(11)	(20)	(32)	(21)	(84)
2021							(14)	(22)	(11)	(47)
2022								(8)	(11)	(19)
2023									(4)	(4)
Total net development for the accident years presented above							(81)	(133)	(95)
Adjustment for development on a discounted basis							(3)	(2)	(2)
Total net development for accident years prior to 2015							(78)	(74)	(105)
Total unallocated claim adjustment expense development							10	6	—
Total							$(152)	$(203)	$(202)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below presents information about average historical claims duration as of December 31, 2024 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10

Medical professional liability	3.6%	16.3%	21.8%	16.6%	12.7%	8.9%	5.7%	3.2%	1.1%	1.6%
Other professional liability and management liability	6.5	19.6	19.2	14.7	10.5	6.9	5.6	6.1	2.5	0.6
Surety (a)	17.3	41.0	16.4	8.1	3.9	6.2	(2.3)	(0.3)	1.1	—
Commercial auto	23.7	22.3	18.4	14.6	10.5	5.1	2.4	0.9	0.5	1.1
General liability	3.4	12.5	15.7	16.8	13.8	9.2	7.1	5.7	3.2	1.2
Workers’ compensation	16.8	23.4	14.2	8.8	5.9	3.8	2.3	1.2	1.0	0.6

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

The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Year Ended December 31	2024	2023	2022
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$103	$86	$92
Provision for uncollectible third-party reinsurance on A&EP			(5)
Total additional amounts ceded under LPT	103	86	87
Retroactive reinsurance benefit recognized	(95)	(94)	(91)
Pretax impact of deferred retroactive reinsurance	$8	$(8)	$(4)

Net unfavorable prior year development of $103 million, $86 million and $92 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2024, 2023 and 2022. The unfavorable development in 2024, 2023 and 2022 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts. Additionally, in 2022, $5 million of the provision for uncollectible third-party reinsurance was released. None of the provision for uncollectible third-party reinsurance was released in 2024 or 2023.

As of December 31, 2024 and 2023, the cumulative amounts ceded under the LPT were $3.7 billion and $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $425 million and $417 million as of December 31, 2024 and 2023 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.3 billion as of December 31, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

As of December 31, 2024, the cumulative amount ceded under the EWC LPT was $690 million.

Cavello established a collateral trust as security for its obligations. The fair value of the collateral trust was $298 million as of December 31, 2024.

Note 9. Future Policy Benefits Reserves

Future policy benefits reserves are associated with CNA’s run-off long-term care business, included in Other Insurance Operations, and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. Future policy benefits reserves are comprised of the LFPB which is reflected as Insurance reserves: Future policy benefits on the Consolidated Balance Sheets.

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

Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increase and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.

The cash flow assumption updates completed in the third quarter of 2024 resulted in a $15 million pretax increase in the LFPB. Included in the assumption updates was a favorable impact from outperformance on premium rate assumptions and an unfavorable impact from higher cost of care inflation. The cash flow assumption updates completed in the third quarter of 2023 resulted in an $8 million pretax increase in the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable, driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions.

The following table summarizes balances and changes in the LFPB.

	2024	2023	2022
(In millions)

Present value of future net premiums
Balance, January 1	$3,710	$3,991	$4,735
Effect of changes in discount rate	(125)	(74)	(880)
Balance, January 1, at original locked in discount rate	3,585	3,917	3,855
Effect of changes in cash flow assumptions (a)	111	28	352
Effect of actual variances from expected experience (a)	(41)	(126)	(49)
Adjusted balance, January 1	3,655	3,819	4,158
Interest accrual	183	202	216
Net premiums: earned during period	(420)	(436)	(457)
Balance, end of period at original locked in discount rate	3,418	3,585	3,917
Effect of changes in discount rate	7	125	74
Balance, December 31	$3,425	$3,710	$3,991

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,471	$22,745
Effect of changes in discount rate	(578)	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,091	17,346	16,803
Effect of changes in cash flow assumptions (a)	126	36	538
Effect of actual variances from expected experience (a)	69	(46)	(21)
Adjusted balance, January 1	17,286	17,336	17,320
Interest accrual	924	962	979
Benefit & expense payments	(1,187)	(1,207)	(953)
Balance, end of period at original locked in discount rate	17,023	17,091	17,346
Effect of changes in discount rate	(440)	578	125
Balance, December 31	$16,583	$17,669	$17,471

Net LFPB, December 31	$13,158	$13,959	$13,480

(a)
As of December 31, 2024, 2023 and 2022 the re-measurement loss of $(125), $(88) and $(214) presented parenthetically on the Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the long-term care business recognized on the Consolidated Statement of Operations.

Year Ended December 31	2024	2023	2022
(In millions)

Earned premiums	$437	$451	$473
Interest expense	741	760	763

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	December 31,
	2024	2023
(In millions)

Expected future benefit and expense payments	$31,712	$32,851
Expected future gross premiums	5,183	5,414

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.6 billion and $3.8 billion as of December 31, 2024 and 2023.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of December 31, 2024 and 2023.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	December 31,
	2024	2023

Original locked in discount rate	5.20%	5.22%
Upper-medium grade fixed income instrument discount rate	5.51	4.94

For the years ended December 31, 2024 and 2023, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $159 million and $164 million. For the years ended December 31, 2024 and 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $29 million and $42 million.

Note 10. Leases

Lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. Leases, predominantly operating leases, are included in Other assets and Other liabilities on the Consolidated Balance Sheets. The lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the applicable secured borrowing rate, as most of the leases do not provide an implicit rate. The operating lease right of use asset was $320 million and $302 million and the operating lease liability was $406 million and $384 million at December 31, 2024 and 2023.

Total lease expense was $79 million, $87 million and $89 million for the years ended December 31, 2024, 2023 and 2022 which includes operating lease expense of $51 million, $58 million and $60 million, variable lease expense of $23 million, $24 million and $26 million and short-term lease expense of $5 million, $5 million and $3 million. Cash paid for amounts included in operating lease liabilities was $80 million, $60 million and $64 million for year ended December 31,

2024, 2023 and 2022. Operating lease right of use assets obtained in exchange for lease obligations was $73 million, $39 million and $118 million for the years ended December 31, 2024, 2023 and 2022.

The table below presents the maturities of lease liabilities:

Operating
As of December 31, 2024	Leases
(In millions)

2025	$64
2026	55
2027	53
2028	48
2029	49
Thereafter	291
Total	560
Less: discount	154
Total lease liabilities	$406

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of December 31, 2024

Weighted average remaining lease term	10.5 years
Weighted average discount rate	3.9%

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

For 2022 through 2024, the Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2023, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance did not support use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2020.

The current and deferred components of income tax expense are as follows:

Year Ended December 31	2024	2023	2022
(In millions)

Income tax expense (benefit):
Federal:
Current	$320	$267	$241
Deferred	(10)	81	(60)
State and city:
Current	47	20	25
Deferred	(40)	31	15
Foreign	63	52	2
Total	$380	$451	$223

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Year Ended December 31	2024	2023	2022
(In millions)

Income before income tax:
U.S.	$1,672	$1,798	$973
Foreign	202	198	141
Total	$1,874	$1,996	$1,114

Income tax expense at statutory rate	$393	$419	$235
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(22)	(28)	(38)
Foreign related tax differential	(5)	1	(15)
Valuation allowance	1	2	1
State taxes	8	48	36
Other	5	9	4
Income tax expense	$380	$451	$223

For the year ended December 31, 2024, income tax expense includes a $36 million income tax benefit from an adjustment to deferred state income taxes for a rate reduction effective in 2025 resulting from legislation enacted during the fourth quarter of 2024.

As of December 31, 2024, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

As of December 31, 2024, 2023 and 2022, there were no unrecognized tax benefits.

Accrued interest related to unrecognized tax benefits and tax refund claims is recognized in Income tax expense on the Consolidated Statements of Operations. Penalties are recognized in Income tax expense on the Consolidated Statements of Operations. No interest expense and no penalties were recorded for the years ended December 31, 2024, 2023 and 2022.

The following table summarizes deferred tax assets and liabilities:

December 31	2024	2023
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$234	$202
Unearned premium reserves	225	213
Policyholder reserves		160
Deferred revenue	85	70
Employee benefits	79	86
Deferred retroactive reinsurance benefit	89	88
Net operating loss carryforwards	35	44
Net unrealized losses	485	416
Other	153	159
Total deferred tax assets	1,385	1,438
Valuation allowance	(19)	(18)
Net deferred tax assets	1,366	1,420

Deferred tax liabilities:
Deferred acquisition costs	(140)	(126)
Policyholder reserves	(48)
Property, plant and equipment	(963)	(938)
Basis differential in investment in subsidiary	(481)	(502)
Other liabilities	(245)	(198)
Total deferred tax liabilities	(1,877)	(1,764)

Net deferred tax liabilities (a)	$(511)	$(344)
(a) Includes deferred tax assets reflected in Other assets on the Consolidated Balance Sheets at December 31, 2024 and 2023	$39	$54

As of December 31, 2024, a U.S. foreign tax credit carryforward of $8 million expires in 2034. Net operating loss carryforwards in foreign tax jurisdictions of $138 million and tax credit carryforwards in such jurisdictions of $10 million have no expiration.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As of December 31, 2024, a valuation allowance of $19 million was recorded related to state net operating losses and disallowed business interest expense from joint ventures.

Note 12. Debt

December 31	2024	2023
(In millions)

Loews Corporation (Parent Company):
Senior:
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	$500	$500
3.2% notes due 2030 (effective interest rate of 3.3%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)		550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500	500
3.5% notes due 2027 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.9% notes due 2029 (effective interest rate of 3.9%) (authorized, $500)	500	500
2.1% notes due 2030 (effective interest rate of 2.1%) (authorized, $500)	500	500
5.5% notes due 2033 (effective interest rate of 5.7%) (authorized, $500)	500	500
5.1% notes due 2034 (effective interest rate of 5.3%) (authorized, $500)	500
Boardwalk Pipelines:
Senior:
Variable rate revolving credit facility due 2028 (effective interest rate of 6.7%)		25
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600)		600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
4.8% notes due 2029 (effective interest rate of 4.9%) (authorized, $500)	500	500
3.4% notes due 2031 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.6% notes due 2032 (effective interest rate of 3.7%) (authorized, $500)	500	500
5.6% notes due 2034 (effective interest rate of 5.8%) (authorized, $600)	600
Finance lease obligation	4	5
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 6.7% and 6.8%)	1,011	933
	9,065	9,063
Less unamortized discount and issuance costs	70	60
Less intercompany eliminations	51
Debt	$8,944	$9,003

December 31, 2024	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt
(In millions)

Loews Corporation	$1,800	$15	$1,785		$1,785
CNA Financial	3,000	27	2,973		2,973
Boardwalk Pipelines	3,254	19	3,235	$1	3,234
Loews Hotels & Co	1,011	9	1,002	4	998
Less intercompany eliminations	51		51		51
Total	$9,014	$70	$8,944	$5	$8,939

At December 31, 2024, the aggregate long-term debt maturing in each of the next five years is approximately as follows: $5 million in 2025, $1.9 billion in 2026, $1.1 billion in 2027, $56 million in 2028, $1.2 billion in 2029 and $4.8 billion thereafter. Long-term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2024, giving it access to approximately $108 million of additional liquidity. As of December 31, 2024 and 2023, CNA had no outstanding borrowings from the FHLBC.

In 2023, CNA amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the amended and restated credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. As of December 31, 2024, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

In 2024, CNA issued $500 million of 5.1% senior notes due February 15, 2034 and repaid at maturity the $550 million outstanding aggregate principal amount of its 4.0% senior notes.

Boardwalk Pipelines has a revolving credit facility with available borrowing capacity of $1 billion through May 27, 2027 and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. Interest rates are based on the term Secured Overnight Financing Rate (“SOFR”). As of December 31, 2024, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility. As of December 31, 2024, Boardwalk Pipelines was in compliance with its covenants under the credit agreement.

In February of 2024, Boardwalk Pipelines completed a public offering of $600 million aggregate principal amount of its 5.6% senior notes due August 1, 2034. In December of 2024, Boardwalk Pipelines retired at maturity the $600 million outstanding aggregate principal amount of its 5.0% senior notes.

Loews Hotels & Co, through its subsidiaries, has debt with various lenders which is generally secured by specific hotel properties. These loans include a range of financial and operational covenants. As of December 31, 2024, Loews Hotels & Co’s subsidiaries were in compliance with their debt covenants.

Note 13. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2022, 2023 and 2024:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2022, as reported	$(2)	$930	$—	$(6)	$(636)	$(100)	$186
Cumulative effect adjustments from changes in accounting standards (Note 1), after tax of $0, $(617), $1,063, $0, $0 and $0		2,079	(3,585)				(1,506)
Balance, January 1, 2022, as adjusted	(2)	3,009	(3,585)	(6)	(636)	(100)	(1,320)
Other comprehensive income (loss) before reclassifications, after tax of $0, $1,643, $(1,052), $(7), $1 and $0		(6,223)	3,959	20	(3)	(111)	(2,358)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $(21), $0, $0, $(5) and $0	(5)	126			18		139
Other comprehensive income (loss)	(5)	(6,097)	3,959	20	15	(111)	(2,219)
Amounts attributable to noncontrolling interests		619	(410)		(1)	11	219
Balance, December 31, 2022	$(7)	$(2,469)	$(36)	$14	$(622)	$(200)	$(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $6, $(290), $85, $2, $(10) and $0	(24)	1,072	(318)	(5)	41	60	826
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(5), $(14), $0, $0, $(18) and $0	19	53			63		135
Other comprehensive income (loss)	(5)	1,125	(318)	(5)	104	60	961
Amounts attributable to noncontrolling interests		(93)	26		(5)	(5)	(77)
Purchase of CNA shares		(46)	(1)		(10)	(4)	(61)
Balance, December 31, 2023	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $9, $81, $(189), $(1), $(6) and $1	(34)	(309)	712		22	(102)	289
Reclassification of losses from accumulated other comprehensive loss, after tax of $(9), $(13), $0, $0, $(86) and $0	33	47			318		398
Other comprehensive income (loss)	(1)	(262)	712	—	340	(102)	687
Amounts attributable to noncontrolling interests		22	(59)		(28)	8	(57)
Other		3			(3)		—
Balance, December 31, 2024	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Common Stock Dividends

Loews Corporation declared and paid dividends of $0.25 per share in the aggregate on its common stock in each of 2024, 2023 and 2022.

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

Stock Purchases

Loews Corporation repurchased 7.7 million, 14.0 million and 12.7 million shares of its common stock at aggregate costs of $0.6 billion, $0.9 billion and $0.7 billion during the years ended December 31, 2024, 2023 and 2022. On December 31, 2024, 7.6 million shares of Loews Corporation common stock were retired. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings. Loews Corporation purchased 4.5 million shares of CNA’s common stock at an aggregate cost of $178 million in 2023.

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

Year Ended December 31	2024	2023	2022
(In millions)

Non-insurance warranty – CNA Financial	$1,609	$1,624	$1,574

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$1,987	$1,582	$1,398
Lodging and related services – Loews Hotels & Co	906	778	689
Total revenues from contracts with customers	2,893	2,360	2,087
Other revenues	98	95	113
Operating revenues and other	$2,991	$2,455	$2,200

Receivables from contracts with customers – As of December 31, 2024 and 2023, receivables from contracts with customers were approximately $240 million and $228 million and are included within Receivables on the Consolidated Balance Sheets.

Deferred revenue – As of December 31, 2024 and 2023, deferred revenue resulting from contracts with customers was approximately $4.6 billion and $4.8 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Balance Sheets. The decrease in the deferred revenue balance for the year ended December 31, 2024 was primarily driven by recognized revenue from prior periods outpacing new growth in CNA’s non-insurance warranty business. Approximately $1.5 billion and $1.4 billion of revenues recognized during each of the years ended December 31, 2024 and 2023 were included in deferred revenue as of January 1, 2024 and 2023.

Contract costs – As of December 31, 2024 and 2023, the Company had approximately $3.5 billion and $3.7 billion of costs to obtain contracts with customers related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, amortization expense of $1.2 billion is reported as Non-insurance warranty expense on the Consolidated Statement of Operations. There were no adjustments to deferred costs recorded for the years ended December 31, 2024 and 2023.

Performance obligations – As of December 31, 2024, approximately $18.6 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and NGLs and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $2.9 billion will be recognized during 2025, $2.4 billion in 2026 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 87 and 88 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $55 million and $92 million at December 31, 2024 and 2023.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2024, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2025 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $995 million in 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2024(a)	2023	2024(a)(b)	2023	2022
(In millions)

Combined Continental Casualty Companies	$11,165	$10,946	$713	$1,172	$1,072

(a)Information derived from the statutory-basis financial statements to be filed with insurance regulators.
(b)Includes a $293 million after-tax loss from pension settlement transactions. Pension settlement transactions are further discussed in Note 16.

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

The statutory capital and surplus presented above for CCC as of December 31, 2024 and 2023 was significantly above the level at which any RBC regulatory action would occur. The statutory capital and surplus of CNA’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2024	2023	2022	2024	2023	2022

Discount rate	5.4%	5.0%	5.2%	5.5%	5.1%	5.4%
Interest crediting rate	4.3%	4.5%	3.4%
Rate of compensation increase	0.0% to 4.5%	0.0% to 3.5%	0.0% to 4.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2024	2023	2022	2024	2023	2022

Discount rate	5.0%	5.2%	3.4%	5.1%	5.4%	2.6%
Expected long-term rate of return on plan assets	6.1%	6.2%	6.3%	3.3%	3.0%	2.0%
Interest crediting rate	4.5%	3.5%	3.0%
Rate of compensation increase	0.0% to 3.5%	0.0% to 3.8%	0.0% to 3.0%

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

Assumed health care cost trend rates:

December 31	2024	2023	2022

Health care cost trend rate assumed for next year	4.0% to 8.0%	4.0% to 7.0%	4.0% to 6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.5%	4.0% to 5.5%	4.0% to 5.5%
Year that the rate reaches the ultimate trend rate	2025-2029	2024-2028	2023-2026

During 2023, the Parent Company completed the termination of a non-contributory defined benefit plan. In total, the plan paid $66 million for the purchase of group annuity contracts from a third party insurance company to settle its obligations to retirees and certain participants and $34 million in lump sum payments to settle its obligations to certain other participants. The Company recorded a settlement expense of $47 million ($37 million after-tax) to recognize unrealized losses which were previously included in AOCI.

In 2024, a subsidiary of CNA, as a sponsor of the CNA Employee Retirement Plan Trust (the “Plan”), paid $1 billion to purchase a nonparticipating single premium group annuity contract with Metropolitan Life Insurance Company (the “Insurer”) that transferred to the Insurer $1 billion of the Plan’s defined benefit pension obligations. The group annuity contract covers approximately 7,600 Plan participants and beneficiaries (the “Transferred Participants”), representing approximately 60% of the Plan’s obligations. Under the group annuity contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant that are due on and after January 1, 2025. The purchase of the group annuity contract was funded directly by assets of the Plan and required no cash or asset contributions from CNA. As a result of the transaction, CNA recognized a pretax pension settlement charge of

$367 million ($265 million after tax and noncontrolling interest). This charge is largely driven by the accelerated recognition of the actuarial pension loss from Accumulated other comprehensive income into Net income, which does not impact Shareholders’ equity.

In 2023, the CNA Retirement Plan paid $80 million to settle its obligation to certain retirees through the purchase of a group annuity contract from a third party insurance company, which reduced the plan's projected benefit obligation by $86 million.

Net periodic (benefit) cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2024	2023	2022	2024	2023	2022
(In millions)

Service cost	$2	$2	$2
Interest cost	96	110	76	$2	$2	$1
Expected return on plan assets	(119)	(125)	(165)	(3)	(3)	(2)
Amortization of unrecognized net loss	29	35	32	1	1
Settlements	372	48	5
Net periodic (benefit) cost	$380	$70	$(50)	$—	$—	$(1)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$1,991	$2,220	$34	$33
Service cost	2	2
Interest cost	96	110	2	2
Plan participants’ contributions			2	3
Actuarial (gain) loss	(29)	31		6
Benefits paid from plan assets	(149)	(181)	(7)	(10)
Settlements	(1,052)	(194)
Foreign exchange	(2)	3
Benefit obligation at December 31	$857	$1,991	$31	$34

Change in plan assets:

Fair value of plan assets at January 1	$2,074	$2,212	$83	$81
Actual return on plan assets	120	206	3	5
Company contributions	13	22	2	4
Plan participants' contributions			2	3
Benefits paid from plan assets	(149)	(181)	(7)	(10)
Settlements	(1,052)	(188)
Foreign exchange	(2)	3
Fair value of plan assets at December 31	$1,004	$2,074	$83	$83

Funded status	$147	$83	$52	$49

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
(In millions)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$283	$229	$61	$59
Other liabilities	(136)	(146)	(9)	(10)
Net amount recognized	$147	$83	$52	$49

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$1	$1
Net actuarial loss	241	672	$2	$3
Net amount recognized	$242	$673	$2	$3

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$136	$229
Accumulated benefit obligation	136	143	$9	$11
Fair value of plan assets	—	83

The accumulated benefit obligation for all defined benefit pension plans was $854 million and $2.0 billion at December 31, 2024 and 2023. Changes for the year ended December 31, 2024 include the impact of the pension settlement transaction discussed above and an actuarial gain of $29 million primarily driven by changes in the discount rate used to determine the benefit obligations.

A total return approach is employed whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long-term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 0% to 40% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolios contain a diversified blend of fixed maturity, equity and short-term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2024, $92 million is committed to fund future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments at December 31, 2024.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2025	$86	$3
2026	78	3
2027	81	3
2028	79	3
2029	72	2
2030 – 2034	310	10

In 2025, it is expected that contributions of approximately $16 million will be made to pension plans and $1 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$408	$5	$413
States, municipalities and political subdivisions		6		6
Asset-backed		113	8	121
Total fixed maturities	$—	527	13	540
Equity securities	44	15		59
Short-term investments	59			59
Fixed income mutual funds	40			40
Other assets		2		2
Total plan assets at fair value	$143	$544	$13	$700
Plan assets at net asset value: (a)
Limited partnerships				304
Total plan assets	$143	$544	$13	$1,004

December 31, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds	$10	$1,041	$6	$1,057
States, municipalities and political subdivisions		55		55
Asset-backed		233	8	241
Total fixed maturities	10	1,329	14	1,353
Equity securities	154	6		160
Short-term investments	114			114
Fixed income mutual funds	26			26
Other assets		11		11
Total plan assets at fair value	$304	$1,346	$14	$1,664
Plan assets at net asset value: (a)
Equity securities				25
Limited partnerships				385
Total plan assets	$304	$1,346	$14	$2,074

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising more than 99% and 93% of the carrying value as of December 31, 2024 and 2023 were invested in private debt and equity. Limited partnerships comprising less than 1% and 7% of the carrying value as of December 31, 2024 and 2023 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. Within hedge fund strategies, approximately 100% were equity related, none pursued a multi-strategy approach and none were focused on distressed investments at December 31, 2024.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short-term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$48		$48
States, municipalities and political subdivisions		35		35
Asset-backed		1		1
Total fixed maturities	$—	84	$—	84
Short-term investments	2			2
Fixed income mutual funds	15			15
Total assets	$17	$84	$—	$101

Other liabilities	$18			$18

December 31, 2023	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$67		$67
States, municipalities and political subdivisions		39		39
Asset-backed		1		1
Total fixed maturities	$—	107	$—	107
Short-term investments	13			13
Fixed income mutual funds	2			2
Total	$15	$107	$—	$122

Other liabilities	$39			$39

There were no Level 3 assets at December 31, 2024 and 2023.

Savings Plans – Several contributory savings plans are maintained which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. In addition, in certain plans, eligible employees also receive a contribution of a percentage of their annual eligible compensation. Employer contributions to these plans amounted to $110 million, $103 million and $90 million for the years ended December 31, 2024, 2023 and 2022.

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

In 2024, Loews Corporation granted an aggregate of 160,895 RSUs and PSUs at a weighted average grant-date fair value of $73.38 per unit. No RSUs were forfeited during the year. 192,000 SARs were outstanding at December 31, 2024 with a weighted average exercise price of $38.59.

The Company recognized compensation expense in connection with stock-based compensation that decreased net income by $39 million, $36 million and $34 million for the years ended December 31, 2024, 2023 and 2022. CNA also maintains their own stock-based compensation plan. Such amounts include Loews Corporation’s share of expense related to this plan.

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

The following table presents the amounts receivable from reinsurers:

December 31	2024	2023
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,713	$5,141
Reinsurance receivables related to paid losses	359	293
Reinsurance receivables	6,072	5,434
Less allowance for doubtful accounts	21	22
Reinsurance receivables, net of allowance for doubtful accounts	$6,051	$5,412

CNA has established an allowance for doubtful accounts on voluntary reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of December 31, 2024
(In millions)

A- to A++	$4,585
B- to B++	892
Insolvent	14
Total voluntary reinsurance outstanding balance (a)	$5,491

(a)
Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 8 for more information on the LPT. Also excluded are receivables from involuntary pools.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.4 billion and $3.6 billion at December 31, 2024 and 2023.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2024 were approximately $1.8 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $559 million from Cavello Bay Reinsurance Limited and $371 million from the Swiss Reinsurance Group. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2024

Property and casualty	$14,629	$252	$5,107	$9,774	2.6%
Long-term care	396	41		437	9.4
Earned premiums	$15,025	$293	$5,107	$10,211	2.9%

Year Ended December 31, 2023

Property and casualty	$13,908	$223	$5,102	$9,029	2.5%
Long-term care	407	44		451	9.8
Earned premiums	$14,315	$267	$5,102	$9,480	2.8%

Year Ended December 31, 2022

Property and casualty	$13,097	$231	$5,134	$8,194	2.8%
Long-term care	427	46		473	9.7
Earned premiums	$13,524	$277	$5,134	$8,667	3.2%

Included in the direct and ceded earned premiums for the years ended December 31, 2024, 2023 and 2022 are $2.7 billion, $2.9 billion and $3.3 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $3.5 billion, $2.8 billion and $2.6 billion for the years ended December 31, 2024, 2023 and 2022, including $1.7 billion, $1.5 billion and $1.8 billion related to the significant third party captive program discussed above.

Long-term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Note 18. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Western District of Washington. On March 1, 2024. Ryan Segal filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Northern District of Illinois. Both suits assert antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1, and allege that certain hotel chains, including Loews Hotels, engaged in a conspiracy to fix higher prices for hotel rooms. Defendants jointly filed motions to dismiss the complaints in Portillo and Segal on May 17, 2024 and June 24,

2024, respectively. Defendants await decisions in both cases. The parties have agreed to stay discovery in both cases pending the courts’ rulings on these motions.

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

The Company believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court’s ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023. A hearing on the remanded issues was held at the Trial Court in April 2024. In September 2024, the Trial Court ruled in favor of the Defendants on all of the remanded issues. On October 21, 2024, the Plaintiffs appealed the Trial Court’s ruling on the remanded issues to the Supreme Court. Briefing on the appeal is ongoing and is expected to be completed in March 2025.

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the matters described above, will materially affect the Company’s results of operations or equity.

Note 19. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2024, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note 20. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is comprised of Loews Corporation, excluding its consolidated subsidiaries, and includes the equity method of accounting for Altium

Packaging. Each of the consolidated operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

Boardwalk Pipelines operates in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. It also provides ethane supply and transportation services for industrial customers in Louisiana and Texas. Boardwalk Pipelines owns approximately 14,315 miles of natural gas and NGL pipelines and underground storage caverns. Boardwalk Pipelines’ natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and its NGL pipelines and storage facilities are located in Louisiana and Texas.

Loews Hotels & Co operates a chain of 25 hotels, 24 of which are in the United States and one of which is in Canada. Eleven of these hotels are owned by Loews Hotels & Co, twelve are owned by joint ventures in which Loews Hotels & Co has noncontrolling equity interests and two are managed for unaffiliated owners.

The Corporate segment consists of investment income from the Parent Company’s cash and investments, Parent Company interest expense and other unallocated Parent Company expenses. Corporate also includes the equity method of accounting for Altium Packaging. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

In the following tables certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. The Company’s CODM is the Chief Executive Officer. The CODM uses the trend of net income attributable to Loews Corporation from the most recent years to evaluate the performance of the segments and to make decisions regarding the allocation of capital. The following schedules present the reportable segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations and Total assets by segment are presented in the following tables.

Year Ended December 31, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$10,211				$10,211
Net investment income	2,497	$32	$9	$242	2,780
Investment losses	(81)				(81)
Non-insurance warranty revenue	1,609				1,609
Operating revenues and other	34	2,033	924		2,991
Total	14,270	2,065	933	242	17,510

Expenses:

Insurance claims and policyholders’ benefits (a)	7,738				7,738
Amortization of deferred acquisition costs	1,798				1,798
Non-insurance warranty expense	1,547				1,547
Operating expenses and other (b)	1,843	1,377	873	77	4,170
Equity method (income) loss			(86)	28	(58)
Interest	133	183	51	74	441
Total	13,059	1,560	838	179	15,636
Income before income tax	1,211	505	95	63	1,874
Income tax expense	(252)	(92)	(25)	(11)	(380)
Net income	959	413	70	52	1,494
Amounts attributable to noncontrolling interests	(80)				(80)
Net income attributable to Loews Corporation	$879	$413	$70	$52	$1,414

December 31, 2024

Total assets	$66,434	$9,853	$2,498	$3,158	$81,943

(a)
Significant segment expenses within Insurance claims and policyholders' benefits include catastrophe losses of $358 million and unfavorable development of $48 million. Development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Year Ended December 31, 2024

Insurance related administrative expenses	$1,275				$1,275
Operating expenses		$633	$580		1,213
Depreciation and amortization		429	93	$2	524
Other (c)	568	315	200	75	1,158
Operating expenses and other	$1,843	$1,377	$873	$77	$4,170

(c)	Other expenses for each reportable segment include:

CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses. For 2024, this also includes a pension settlement charge of $367 million; see Note 16 for more information.

Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative, reimbursable and asset impairment expenses
Corporate: general and administrative expenses

Year Ended December 31, 2023	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$9,480				$9,480
Net investment income	2,264	$11	$6	$114	2,395
Investment gains (losses)	(99)		46		(53)
Non-insurance warranty revenue	1,624				1,624
Operating revenues and other	30	1,625	800		2,455
Total	13,299	1,636	852	114	15,901

Expenses:

Insurance claims and policyholders’ benefits (a)	7,068				7,068
Amortization of deferred acquisition costs	1,644				1,644
Non-insurance warranty expense	1,544				1,544
Operating expenses and other (b)	1,398	1,108	767	120	3,393
Equity method (income) loss			(129)	9	(120)
Interest	127	155	14	80	376
Total	11,781	1,263	652	209	13,905
Income (loss) before income tax	1,518	373	200	(95)	1,996
Income tax (expense) benefit	(313)	(90)	(53)	5	(451)
Net income (loss)	1,205	283	147	(90)	1,545
Amounts attributable to noncontrolling interests	(111)				(111)
Net income (loss) attributable to Loews Corporation	$1,094	$283	$147	$(90)	$1,434

December 31, 2023

Total assets	$64,655	$9,785	$2,374	$2,383	$79,197

(a)
Significant segment expenses within Insurance claims and policyholders' benefits include catastrophe losses of $236 million and unfavorable development of $48 million. Development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Year Ended December 31, 2023

Insurance related administrative expenses	$1,251				$1,251
Operating expenses		$395	$485		880
Depreciation and amortization		412	69	$1	482
Other (c)	147	301	213	119	780
Operating expenses and other	$1,398	$1,108	$767	$120	$3,393

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative, reimbursable and asset impairment expenses
Corporate: general and administrative expenses. For 2023, this also includes a pension settlement charge of $47 million; see Note 16 for additional information.

Year Ended December 31, 2022	CNA Financial (a)	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$8,667				$8,667
Net investment income (loss)	1,805	$3	$1	$(7)	1,802
Investment losses	(199)				(199)
Non-insurance warranty revenue	1,574				1,574
Operating revenues and other	32	1,443	720	5	2,200
Total	11,879	1,446	721	(2)	14,044

Expenses:

Insurance claims and policyholders’ benefits (a)	6,653				6,653
Amortization of deferred acquisition costs	1,490				1,490
Non-insurance warranty expense	1,471				1,471
Operating expenses and other (b)	1,339	950	697	91	3,077
Equity method (income) loss			(148)	9	(139)
Interest	112	166	11	89	378
Total	11,065	1,116	560	189	12,930
Income (loss) before income tax	814	330	161	(191)	1,114
Income tax (expense) benefit	(133)	(83)	(44)	37	(223)
Net income (loss)	681	247	117	(154)	891
Amounts attributable to noncontrolling interests	(69)				(69)
Net income (loss) attributable to Loews Corporation	$612	$247	$117	$(154)	$822

(a)
Significant segment expenses within Insurance claims and policyholders' benefits include catastrophe losses of $247 million and favorable development of $32 million. Development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Year Ended December 31, 2022

Insurance related administrative expenses	$1,160				$1,160
Operating expenses		$274	$414		688
Depreciation and amortization		396	64	$2	462
Other (c)	179	280	219	89	767
Operating expenses and other	$1,339	$950	$697	$91	$3,077

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative, reimbursable and asset impairment expenses
Corporate: general and administrative expenses

Note 21. Subsequent Event

CNA: First Quarter 2025 California Wildfires Estimates

Pretax net catastrophe losses related to the California wildfires that occurred in January of 2025 are currently estimated between approximately $40 million and $70 million, and are anticipated to be reflected in the Company’s first quarter 2025 results.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2024. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers is reported under the caption “Information about our Executive Officers” in Part I of this Report.

We have a Code of Business Conduct and Ethics (“the Code”) which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code can be found on our website at www.loews.com and is available in print to any shareholder who requests a copy by writing to our Corporate Secretary at Loews Corporation, 9 West 57th Street, New York, N.Y. 10019-2714. In addition, we have filed a copy of the Code as Exhibit 19.01 to this Annual Report on Form 10-K. We intend to post any changes to or waivers of the Code for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on our website. Any amendment to the Code and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.

Within the Code, we have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, and by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.

Additional information required by this Item can be found in the “Proposal No. 1: Election of Directors” and “Board Governance Information” sections in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item can be found in the “Board Governance Information,” “Compensation Discussion & Analysis,” “Compensation Committee Report on Executive Compensation” and “2024 Executive Compensation Tables” sections in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Additional information required by this item can be found in the “Stock Ownership” section in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item can be found in the “Proposal No. 1: Election of Directors” and “Board Governance Information” sections in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item can be found in the “Proposal No. 3: Ratification of the Appointment of Our Independent Auditors” section in our 2025 Proxy Statement and is incorporated herein by reference.

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

Page Number
2.Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	173

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	175
inside

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, as amended as of May 9, 2023, incorporated herein by reference to Exhibit 3.01 to Registrant’s Report on Form 10K for the year ended December 31, 2023, filed with the SEC on February 6, 2024 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended and restated as of November 8, 2022, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on November 8, 2022 (File No. 001-06541)	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act, incorporated herein by reference to Exhibit 4.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)	4.01

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.02

(10)	Material Contracts

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
10.19+

(19)	Insider Trading Policies and Procedures

	Code of Business Conduct and Ethics	19.01*

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Description	Exhibit Number
	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14 (a) of the Exchange Act	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(97)
Loews Corporation Executive Incentive Compensation Clawback Policy, adopted May 9, 2023, incorporated herein by reference to Exhibit 97.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 6, 2024 (File No. 001-06541)
97.01+

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

LOEWS CORPORATION

Dated:	February 11, 2025	By	/s/ Jane J. Wang
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 11, 2025	By	*
(Benjamin J. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 11, 2025	By	*
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Dated:	February 11, 2025	By	*
(Mark S. Schwartz, Vice President,
Chief Accounting Officer and Treasurer)

Dated:	February 11, 2025	By	*
(Ann E. Berman, Director)

Dated:	February 11, 2025	By	*
(Charles D. Davidson, Director)

Dated:	February 11, 2025	By	*
(Charles M. Diker, Director)

Dated:	February 11, 2025	By	*
(Paul J. Fribourg, Director)

Dated:	February 11, 2025	By	*
(Walter L. Harris, Director)

Dated:	February 11, 2025	By	*
(Jonathan C. Locker, Director)

Dated:	February 11, 2025	By	*
(Susan P. Peters, Director)

Dated:	February 11, 2025	By	*
(Alexander H. Tisch, Director)

Dated:	February 11, 2025	By	*
(James S. Tisch, Director)

Dated:	February 11, 2025	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General
Counsel and Secretary)
Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2024	2023
(In millions)

Current assets, principally investment in short-term instruments	$2,222	$2,149
Investments in securities	1,170	568
Investments in capital stocks of subsidiaries, at equity	15,623	14,889
Other assets	95	76
Total assets	$19,110	$17,682

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$143	$102
Long-term debt	1,785	1,782
Deferred income tax and other	116	94
Total liabilities	2,044	1,978
Shareholders’ equity	17,066	15,704
Total liabilities and shareholders’ equity	$19,110	$17,682

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2024	2023	2022
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$1,328	$1,501	$963
Net investment income, interest and other	261	131	1
Investment loss
Total	1,589	1,632	964
Expenses:
Administrative	76	119	84
Interest	75	80	89
Total	151	199	173
Income before income tax	1,438	1,433	791
Income tax (expense) benefit	(24)	1	31
Net income	1,414	1,434	822
Equity in other comprehensive income (loss) of subsidiaries	630	884	(2,000)
Total comprehensive income (loss)	$2,044	$2,318	$(1,178)

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2024	2023	2022
(In millions)

Operating Activities:
Net income	$1,414	$1,434	$822
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity method investees	(67)	(512)	(3)
Provision (benefit) for deferred income taxes	4	(4)	(49)
Changes in operating assets and liabilities, net:
Receivables	(6)	10	(11)
Accounts payable and accrued liabilities	(12)	(9)	(47)
Trading securities	(695)	576	153
Other, net	2	109	39
	640	1,604	904

Investing Activities:
Investments in and advances to subsidiaries	2	(217)	(137)
Change in investments, primarily short-term	27	29	30
Other		(11)	(9)
	29	(199)	(116)

Financing Activities:
Dividends paid	(55)	(57)	(61)
Purchases of treasury shares	(608)	(849)	(729)
Payment of debt		(500)
Other	(4)	(5)	(7)
	(667)	(1,411)	(797)

Net change in cash	2	(6)	(9)
Cash, beginning of year	4	10	19
Cash, end of year	$6	$4	$10

(a)	Cash dividends paid to the Company by affiliates amounted to approximately $1.3 billion, $1.0 billion and $1.0 billion for the years ended December 31, 2024, 2023 and 2022.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2024	2023
(In millions)

Deferred acquisition costs	$959	$896
Reserves for unpaid claim and claim adjustment expenses	24,976	23,304
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.6%)	615	647
Unearned premiums	7,346	6,933

Year Ended December 31	2024	2023	2022
(In millions)

Net written premiums	$10,605	$9,892	$9,128
Net earned premiums	10,211	9,480	8,667
Net investment income	2,396	2,163	1,751
Incurred claim and claim adjustment expenses related to current year	6,330	5,667	5,181
Incurred claim and claim adjustment expenses related to prior years	42	48	(32)
Amortization of deferred acquisition costs	1,798	1,644	1,490
Paid claim and claim adjustment expenses	5,189	4,601	4,302

