Form 10-Q
period 2025-03-31
LOEWS CORP
filed 2025-05-05
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
As of May 2, 2025, there were 209,696,528 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2025	2024
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $44,741 and $44,196, less allowance for credit loss of $47 and $45	$42,723	$41,827
Equity securities, cost of $1,150 and $969	1,189	1,064
Limited partnership investments	2,572	2,520
Other invested assets, primarily mortgage loans, less allowance for credit loss of $35 and $35	1,155	1,113
Short-term investments	4,354	4,606
Total investments	51,993	51,130
Cash	560	541
Receivables	10,790	10,522
Property, plant and equipment	10,674	10,738
Goodwill	347	347
Deferred non-insurance warranty acquisition expenses	3,493	3,525
Deferred acquisition costs of insurance subsidiaries	999	959
Other assets	4,286	4,181
Total assets	$83,142	$81,943

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$25,581	$24,976
Future policy benefits	13,304	13,158
Unearned premiums	7,504	7,346
Total insurance reserves	46,389	45,480
Payable to brokers	206	110
Short-term debt	505	5
Long-term debt	8,441	8,939
Deferred income taxes	613	550
Deferred non-insurance warranty revenue	4,488	4,530
Other liabilities	4,466	4,392
Total liabilities	65,108	64,006

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 215,027,306 and 214,912,595 shares	2	2
Additional paid-in capital	2,451	2,490
Retained earnings	16,821	16,459
Accumulated other comprehensive loss	(1,685)	(1,867)
	17,589	17,084
Less treasury stock, at cost (4,682,891 and 212,251 shares)	(398)	(18)
Total shareholders’ equity	17,191	17,066
Noncontrolling interests	843	871
Total equity	18,034	17,937
Total liabilities and equity	$83,142	$81,943

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2025	2024
(In millions, except per share data)

Revenues:
Insurance premiums	$2,626	$2,441
Net investment income	608	669
Investment losses	(9)	(22)
Non-insurance warranty revenue	397	407
Operating revenues and other	872	736
Total	4,494	4,231

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $8 and $15)	2,027	1,807
Amortization of deferred acquisition costs	471	444
Non-insurance warranty expense	385	394
Operating expenses and other	991	880
Equity method (income) loss	1	(26)
Interest	105	103
Total	3,980	3,602
Income before income tax	514	629
Income tax expense	(122)	(144)
Net income	392	485
Amounts attributable to noncontrolling interests	(22)	(28)
Net income attributable to Loews Corporation	$370	$457

Basic and diluted net income per share	$1.74	$2.05

Weighted average shares outstanding:
Shares of common stock	212.45	222.47
Dilutive potential shares of common stock	0.15	0.31
Total weighted average shares outstanding assuming dilution	212.60	222.78

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Three Months Ended March 31	2025	2024
(In millions)

Net income	$392	$485

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses	(3)	2
Net unrealized gains (losses) on other investments	282	(217)
Total unrealized gains (losses) on investments	279	(215)
Impact of changes in discount rates used to measure long-duration contract liabilities	(114)	341
Unrealized gains (losses) on cash flow hedges	(3)	2
Pension and postretirement benefits	1	6
Foreign currency translation	37	(33)

Other comprehensive income	200	101

Comprehensive income	592	586

Amounts attributable to noncontrolling interests	(39)	(36)

Total comprehensive income attributable to Loews Corporation	$553	$550

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2024	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	485			457			28
Other comprehensive income	101				93		8
Dividends paid ($0.0625 per share)	(70)			(14)			(56)
Purchases of Loews Corporation treasury stock	(17)					(17)
Stock-based compensation	(14)		(33)				19
Other	(12)		(9)		3		(6)
Balance, March 31, 2024	$16,998	$2	$2,547	$16,060	$(2,401)	$(24)	$814

Balance, December 31, 2024, as reported	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871
Cumulative effect adjustments from changes in accounting standards (Note 1)	5			5
Balance, January 1, 2025, as adjusted	17,942	2	2,490	16,464	(1,867)	(18)	871
Net income	392			370			22
Other comprehensive income	200				183		17
Dividends paid ($0.0625 per share)	(68)			(13)			(55)
Purchase of subsidiary stock from noncontrolling interests	(34)		(3)		(1)		(30)
Purchases of Loews Corporation treasury stock	(380)					(380)
Stock-based compensation	(16)		(34)				18
Other	(2)		(2)
Balance, March 31, 2025	$18,034	$2	$2,451	$16,821	$(1,685)	$(398)	$843

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2025	2024
(In millions)

Operating Activities:

Net income	$392	$485
Adjustments to reconcile net income to net cash provided by operating activities, net	180	175
Changes in operating assets and liabilities, net:
Receivables	(246)	(113)
Deferred acquisition costs	(37)	(34)
Insurance reserves	656	443
Other assets	(92)	(114)
Other liabilities	27	(37)
Trading securities	(144)	(607)
Net cash flow provided by operating activities	736	198

Investing Activities:

Purchases of fixed maturities	(1,775)	(1,621)
Proceeds from sales of fixed maturities	643	736
Proceeds from maturities of fixed maturities	814	507
Purchases of equity securities	(124)	(169)
Proceeds from sales of equity securities	104	186
Purchases of limited partnership investments	(78)	(77)
Proceeds from sales of limited partnership investments	25	13
Purchases of property, plant and equipment	(98)	(159)
Dispositions		23
Change in short-term investments	330	(455)
Other, net	(45)	(10)
Net cash flow used by investing activities	(204)	(1,026)

Financing Activities:

Dividends paid	(13)	(14)
Dividends paid to noncontrolling interests	(55)	(56)
Purchases of Loews Corporation treasury stock	(394)	(24)
Purchases of subsidiary stock from noncontrolling interests	(34)
Principal payments on debt	(1)	(201)
Issuance of debt		1,299
Other, net	(23)	(17)
Net cash flow provided by (used by) financing activities	(520)	987

Effect of foreign exchange rate on cash	7	(2)

Net change in cash	19	157
Cash, beginning of period	541	399
Cash, end of period	$560	$556

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2025 and December 31, 2024, and its results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2025 and 2024, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2025 and 2024 there were 1.2 million and no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

Accounting changes - In December of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” The updated accounting guidance requires that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The guidance was effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The update required a cumulative-effect adjustment to the opening balance at the date of adoption. The Company adopted the guidance on January 1, 2025 and recorded an increase to Retained earnings of $5 million.

Recently issued ASUs - In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2025	2024
(In millions)

Fixed maturity securities	$521	$502
Limited partnership investments	56	54
Short-term investments	19	29
Equity securities (a)	6	22
Income from trading portfolio (a)	4	58
Other	26	28
Total investment income	632	693
Investment expenses	(24)	(24)
Net investment income	$608	$669
(a) Aggregate income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of March 31, 2025 and 2024	$(49)	$48

Investment gains (losses) are as follows:

Three Months Ended March 31	2025	2024
(In millions)

Fixed maturity securities:
Gross gains	$13	$14
Gross losses	(22)	(46)
Investment losses on fixed maturity securities	(9)	(32)
Equity securities (a)		11
Short-term investments and other		(1)
Investment losses	$(9)	$(22)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of March 31, 2025 and 2024	$(2)	$11

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Three Months Ended March 31	2025	2024
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$7	$9
Asset-backed		5
Impairment losses recognized in earnings	$7	$14

There were no losses recognized on mortgage loans during the three months ended March 31, 2025 or 2024.

The following tables present a summary of fixed maturity securities:

March 31, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$26,388	$502	$1,149	$15	$25,726
States, municipalities and political subdivisions	7,246	227	829		6,644
Asset-backed:
Residential mortgage-backed	3,844	20	426		3,438
Commercial mortgage-backed	1,738	14	119	18	1,615
Other asset-backed	3,816	24	216	14	3,610
Total asset-backed	9,398	58	761	32	8,663
U.S. Treasury and obligations of government sponsored enterprises	219	1	2		218
Foreign government	688	8	26		670
Fixed maturities available-for-sale	$43,939	$796	$2,767	$47	$41,921
Fixed maturities trading	802				802
Total fixed maturity securities	$44,741	$796	$2,767	$47	$42,723

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835		6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488		3,244
Commercial mortgage-backed	1,779	11	141	18	1,631
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,274	42	868	32	8,416
U.S. Treasury and obligations of government sponsored enterprises	220	1	1		220
Foreign government	701	6	30		677
Fixed maturities available-for-sale	$43,430	$715	$3,039	$45	$41,061
Fixed maturities trading	766				766
Total fixed maturity securities	$44,196	$715	$3,039	$45	$41,827

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$5,816	$141	$9,986	$1,008	$15,802	$1,149
States, municipalities and political subdivisions	944	51	2,986	778	3,930	829
Asset-backed:
Residential mortgage-backed	413	9	2,016	417	2,429	426
Commercial mortgage-backed	58	1	969	118	1,027	119
Other asset-backed	629	16	1,499	200	2,128	216
Total asset-backed	1,100	26	4,484	735	5,584	761
U.S. Treasury and obligations of government-sponsored enterprises	43	1	42	1	85	2
Foreign government	105	2	300	24	405	26
Total fixed maturity securities	$8,008	$221	$17,798	$2,546	$25,806	$2,767

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	180	2	988	139	1,168	141
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,709	45	4,555	823	6,264	868
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41		90	1
Foreign government	118	3	368	27	486	30
Total fixed maturity securities	$8,969	$266	$18,319	$2,773	$27,288	$3,039

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,212	$322	$2,567	$373
AAA	1,423	265	1,800	282
AA	3,971	701	4,247	730
A	6,254	527	6,330	582
BBB	10,922	849	11,548	980
Non-investment grade	1,024	103	796	92
Total	$25,806	$2,767	$27,288	$3,039

Based on current facts and circumstances, the unrealized losses presented in the March 31, 2025 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of March 31, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $456 million, $442 million and $437 million as of March 31, 2025, December 31, 2024 and March 31, 2024 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended March 31, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets			—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)			—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis			—

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	2		2
Total allowance for credit losses	$15	$32	$47

Three months ended March 31, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets			—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)			—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		5	5
Total allowance for credit losses	$3	$17	$20

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2025		December 31, 2024
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,842	$1,826	$1,761	$1,753
Due after one year through five years	11,606	11,371	11,678	11,403
Due after five years through ten years	13,227	12,692	13,083	12,365
Due after ten years	17,264	16,032	16,908	15,540
Total	$43,939	$41,921	$43,430	$41,061

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%			$33	$9		$209	$251
LTV 55% to 65%				15	$11	16	42
LTV greater than 65%			12	31	12		55
DSCR 1.2x - 1.6x
LTV less than 55%		$60	28	5	2	137	232
LTV 55% to 65%		41	31	20	30	58	180
LTV greater than 65%				46			46
DSCR ≤1.2x
LTV less than 55%						21	21
LTV 55% to 65%	$37		23	73		20	153
LTV greater than 65%				35	21	48	104
Total	$37	$101	$127	$234	$76	$509	$1,084

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	March 31, 2025			December 31, 2024
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$234	$3		$268	$2
Futures – short				167	1
Warrants	1	1		1	1
Interest rate swaps	300	2		300	4
Currency forwards
Credit default swap index - purchased	2,200			2,000

In the fourth quarter of 2024, the Company entered into credit default swap index transactions that potentially benefit from widening investment grade credit spreads associated with the underlying securities that comprise the index. As of March 31, 2025 and December 31, 2024, the notional value of the credit default swap index is $2.2 billion and $2 billion and the fair value is less than $1 million, which is recognized in Payable to brokers in the Consolidated Balance Sheets. The fair value of the position is measured using observable market inputs, including credit spreads. For the three months ended March 31, 2025, Net investment income related to the position was $3 million.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of March 31, 2025, commitments to purchase or fund were approximately $1.6 billion and to sell were approximately $95 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

March 31, 2025	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$222	$25,041	$1,351	$26,614
States, municipalities and political subdivisions		6,600	44	6,644
Asset-backed		7,774	889	8,663
Fixed maturities available-for-sale	222	39,415	2,284	41,921
Fixed maturities trading	800	2		802
Total fixed maturities	$1,022	$39,417	$2,284	$42,723

Equity securities	$694	$478	$17	$1,189
Short-term and other	4,150	43		4,193
Receivables		3		3
Payable to brokers	(61)			(61)

December 31, 2024

Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions		6,762	42	6,804
Asset-backed		7,540	876	8,416
Fixed maturities available-for-sale	223	38,642	2,196	41,061
Fixed maturities trading	766			766
Total fixed maturities	$989	$38,642	$2,196	$41,827

Equity securities	$603	$441	$20	$1,064
Short-term and other	4,383	70		4,453
Receivables		5		5
Payable to brokers	(88)			(88)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2025	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,278		$21	$55		$(18)	$15		$1,351		$21
States, municipalities and political subdivisions	42		2						44		2
Asset-backed	876	$4	1	27		(19)			889		1
Fixed maturities available-for-sale	$2,196	$4	$24	$82	$—	$(37)	$15	$—	$2,284	$—	$24

Equity securities	$20	$1				$(4)			$17	$(1)

2024

Fixed maturity securities:
Corporate bonds and other	$1,045		$(12)	$74		$(36)	$11		$1,082		$(14)
States, municipalities and political subdivisions	44		(1)						43		(1)
Asset-backed	901	$2	(5)	18	$(9)	(17)		$(19)	871		(5)
Fixed maturities available-for-sale	$1,990	$2	$(18)	$92	$(9)	$(53)	$11	$(19)	$1,996	$—	$(20)

Equity securities	$24	$6			$(19)				$11	$1

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

March 31, 2025	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,805	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2024

Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1%	—	6%	(2%)

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

	Carrying Amount	Estimated Fair Value
March 31, 2025		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,049			$1,035	$1,035

Liabilities:
Short-term debt	504		$499	5	504
Long-term debt	8,438		7,275	966	8,241

December 31, 2024

Assets:
Other invested assets, primarily mortgage loans	$1,019			$987	$987

Liabilities:
Short-term debt	4			5	5
Long-term debt	8,936		$7,702	966	8,668

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $97 million and $88 million were recorded for the three months ended March 31, 2025 and 2024, driven by severe weather related events, including $53 million for the California wildfires in 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three Months Ended March 31	2025	2024
(In millions)

Reserves, beginning of year:
Gross	$24,976	$23,304
Ceded	5,713	5,141
Net reserves, beginning of year	19,263	18,163

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,650	1,502
Increase (decrease) in provision for insured events of prior years	80	(6)
Amortization of discount	10	10
Total net incurred (a)	1,740	1,506

Net payments attributable to:
Current year events	(80)	(113)
Prior year events	(1,212)	(1,168)
Total net payments	(1,292)	(1,281)

Foreign currency translation adjustment and other	53	(41)

Net reserves, end of period	19,764	18,347
Ceded reserves, end of period	5,817	5,241
Gross reserves, end of period	$25,581	$23,588

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance, benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Unfavorable net prior year loss reserve development of $61 million and favorable net prior year loss reserve development of $7 million for the three months ended March 31, 2025 and 2024 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). Unfavorable net prior year loss reserve development of $22 million and no net prior year loss reserve development for the three months ended March 31, 2025 and 2024 was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”).

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

Three Months Ended March 31	2025	2024
(In millions)

Surety		$(18)
Warranty	$10	13
Commercial auto	50
Workers’ compensation	1	(2)
Other insurance operations	22
Total pretax (favorable) unfavorable development	$83	$(7)

2025

Unfavorable development in warranty was primarily due to higher than expected frequency and severity in the most recent accident year for auto warranty.

Unfavorable development in commercial auto was due to higher than expected claim severity, largely in CNA’s construction business in the most recent accident year.

Unfavorable development in Other insurance operations was associated with legacy mass tort abuse claims.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $17 million and $12 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the cumulative amounts ceded under the LPT were $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $408 million and $425 million as of March 31, 2025 and December 31, 2024 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.3 billion as of March 31, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

For further information on the long-term care reserving process see Note 1 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes balances and changes in the LFPB:

	2025	2024
(In millions)

Present value of future net premiums
Balance, January 1	$3,425	$3,710
Effect of changes in discount rate	(7)	(125)
Balance, January 1, at original locked in discount rate	3,418	3,585
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	5	(28)
Adjusted balance, January 1	3,423	3,557
Interest accrual	44	47
Net premiums: earned during period	(101)	(107)
Balance, end of period at original locked in discount rate	3,366	3,497
Effect of changes in discount rate	38	56
Balance, March 31	$3,404	$3,553

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669
Effect of changes in discount rate	440	(578)
Balance, January 1, at original locked in discount rate	17,023	17,091
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	13	(13)
Adjusted balance, January 1	17,036	17,078
Interest accrual	229	231
Benefit & expense payments	(293)	(321)
Balance, end of period at original locked in discount rate	16,972	16,988
Effect of changes in discount rate	(264)	78
Balance, March 31	$16,708	$17,066

Net LFPB, March 31	$13,304	$13,513

(a)
As of March 31, 2025 and 2024, the re-measurement loss of $8 million and $15 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the long-term care business recognized on the Condensed Consolidated Statement of Operations.

Three Months Ended March 31	2025	2024
(In millions)

Earned premiums	$106	$110
Interest accretion	185	184

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	March 31,
	2025	2024
(In millions)

Expected future benefit and expense payments	$31,433	$32,474
Expected future gross premiums	5,089	5,270

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.6 billion and $3.7 billion as of March 31, 2025 and 2024.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of March 31, 2025 and 2024.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	March 31,		December 31,
	2025	2024	2024

Original locked in discount rate	5.19%	5.22%	5.20%
Upper-medium grade fixed income instrument discount rate	5.40	5.20	5.51

For the three months ended March 31, 2025 and 2024, immediate charges to net income resulting from adverse development in certain cohorts where the net premium ratio (“NPR”) exceeded 100% were $14 million and $20 million. For the three months ended March 31, 2025 and 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $6 million and $2 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2024 and 2025:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2024	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $0, $64, $(91), $(1), $0 and $0	(1)	(239)	341	2		(33)	70
Reclassification of losses from accumulated other comprehensive loss, after tax of $(1), $(6), $0, $0, $(1) and $0	3	22			6		31
Other comprehensive income (loss)	2	(217)	341	2	6	(33)	101
Amounts attributable to noncontrolling interests		19	(29)		(1)	3	(8)
Other	1	5		(1)	(2)		3
Balance, March 31, 2024	$(9)	$(1,676)	$(17)	$10	$(530)	$(179)	$(2,401)

Balance, January 1, 2025	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(73), $31, $2, $0 and $0	(5)	276	(114)	(3)	(1)	37	190
Reclassification of losses from accumulated other comprehensive loss, after tax of $0, $(1), $0, $0, $0 and $0	2	6			2		10
Other comprehensive income (loss)	(3)	282	(114)	(3)	1	37	200
Amounts attributable to noncontrolling interests	1	(24)	9			(3)	(17)
Other		(1)					(1)
Balance, March 31, 2025	$(15)	$(1,463)	$219	$6	$(223)	$(209)	$(1,685)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 4.5 million and 0.2 million shares of its common stock at aggregate costs of $380 million and $17 million during the three months ended March 31, 2025 and 2024.

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

Three Months Ended March 31	2025	2024
(In millions)

Non-insurance warranty – CNA Financial	$397	$407

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$609	$501
Lodging and related services – Loews Hotels & Co	237	209
Total revenues from contracts with customers	846	710
Other revenues	26	26
Operating revenues and other	$872	$736

Receivables from contracts with customers – As of March 31, 2025 and December 31, 2024, receivables from contracts with customers were approximately $252 million and $240 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2025 and December 31, 2024, deferred revenue resulting from contracts with customers were approximately $4.6 billion and are reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $413 million and $410 million of revenues recognized during the three months ended March 31, 2025 and 2024 were included in deferred revenue as of December 31, 2024 and 2023.

Performance obligations – As of March 31, 2025, approximately $18.7 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $2.3 billion will be recognized during the remaining nine months of 2025, $2.4 billion in 2026 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2025	2024	2025	2024
(In millions)

Service cost	$1	$1
Interest cost	11	24	$1	$1
Expected return on plan assets	(15)	(29)	(1)	(1)
Amortization of unrecognized net loss	2	7
Net periodic (benefit) cost	$(1)	$3	$—	$—

9. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Western District of Washington. On March 1, 2024, Ryan Segal filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Northern District of Illinois. Both suits assert antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed motions to dismiss the complaints in Portillo and Segal on May 17, 2024 and June 24, 2024, respectively. The court has not issued a decision on the motion to dismiss in Portillo. On March 31, 2025, the court granted the defendants’ motion to dismiss in Segal, and granted plaintiff leave to amend the complaint by no later than April 28, 2025. On April 28, 2025, Segal filed a third amended complaint alleging that Loews Hotels Holdings Corporation and other defendants violated the Sherman Act.

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

On October 21, 2024, the Plaintiffs appealed the Trial Court’s ruling on the remanded issues to the Supreme Court. Briefing on this appeal was completed in March 2025 and a hearing on this appeal has been scheduled to occur in June 2025.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the matters described above, will materially affect the Company’s results of operations or equity.

10. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2025, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Boardwalk Pipelines

Boardwalk Pipelines’ future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of March 31, 2025, the commitments were approximately $237 million, all of which are expected to be settled within the next twelve months.

11. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the equity method of accounting for Altium Packaging LLC. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended March 31, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,626				$2,626
Net investment income	604	$1	$3		608
Investment losses	(9)				(9)
Non-insurance warranty revenue	397				397
Operating revenues and other	9	621	242		872
Total	3,627	622	245	$—	4,494

Expenses:

Insurance claims and policyholders’ benefits (a)	2,027				2,027
Amortization of deferred acquisition costs	471				471
Non-insurance warranty expense	385				385
Operating expenses and other (b)	363	381	231	16	991
Equity method (income) loss			(6)	7	1
Interest	32	39	16	18	105
Total	3,278	420	241	41	3,980
Income (loss) before income tax	349	202	4	(41)	514
Income tax (expense) benefit	(75)	(50)	(4)	7	(122)
Net income (loss)	274	152	—	(34)	392
Amounts attributable to noncontrolling interests	(22)				(22)
Net income (loss) attributable to Loews Corporation	$252	$152	$—	$(34)	$370

March 31, 2025

Total assets	$67,288	$9,919	$2,500	$3,435	$83,142

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $97 million and unfavorable net prior year loss reserve development of $83 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended March 31, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$321				$321
Operating expenses		$192	$153		345
Depreciation and amortization		106	24	$1	131
Other (c)	42	83	54	15	194
Operating expenses and other	$363	$381	$231	$16	$991

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Three Months Ended March 31, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,441				$2,441
Net investment income	609	$4	$2	$54	669
Investment losses	(22)				(22)
Non-insurance warranty revenue	407				407
Operating revenues and other	9	513	214		736
Total	3,444	517	216	54	4,231

Expenses:

Insurance claims and policyholders’ benefits (a)	1,807				1,807
Amortization of deferred acquisition costs	444				444
Non-insurance warranty expense	394				394
Operating expenses and other (b)	337	312	209	22	880
Equity method (income) loss			(27)	1	(26)
Interest	35	43	6	19	103
Total	3,017	355	188	42	3,602
Income before income tax	427	162	28	12	629
Income tax expense	(89)	(41)	(12)	(2)	(144)
Net income	338	121	16	10	485
Amounts attributable to noncontrolling interests	(28)				(28)
Net income attributable to Loews Corporation	$310	$121	$16	$10	$457

March 31, 2024

Total assets	$65,038	$10,415	$2,441	$3,012	$80,906

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $88 million and favorable net prior year loss reserve development of $7 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended March 31, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$287				$287
Operating expenses		$122	$138		260
Depreciation and amortization		106	21		127
Other (c)	50	84	50	$22	206
Operating expenses and other	$337	$312	$209	$22	$880

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2024. This MD&A is comprised of the following sections:

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

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 15 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31	2025	2024
(In millions, except per share data)

CNA Financial	$252	$310
Boardwalk Pipelines	152	121
Loews Hotels & Co		16
Corporate	(34)	10
Net income attributable to Loews Corporation	$370	$457

Basic and diluted net income per share	$1.74	$2.05

Net income attributable to Loews Corporation for the three months ended March 31, 2025 was $370 million, or $1.74 per share, compared to net income of $457 million, or $2.05 per share in the comparable 2024 period.

The decrease in net income attributable to Loews Corporation for the three months ended March 31, 2025 as compared to the comparable 2024 period was primarily driven by lower net income at CNA and Loews Hotels & Co and lower investment income at the parent company, partially offset by higher net income at and Boardwalk Pipelines. The decrease at CNA is primarily due to lower underwriting income mainly driven by unfavorable net prior year loss reserve development. The decrease at Loews Hotels & Co is primarily due to lower equity income from joint ventures mainly driven by lower occupancy and average daily rates at Universal Orlando Resort hotels and an impairment charge recorded by a joint venture property. Lower investment income at the parent company is primarily due to the unfavorable change in the fair value of equity based investments. The increase at Boardwalk Pipelines is primarily due to increased revenues from re-contracting at higher rates and recently completed growth projects.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2025 and 2024 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2025	2024
(In millions)

Revenues:
Insurance premiums	$2,626	$2,441
Net investment income	604	609
Investment losses	(9)	(22)
Non-insurance warranty revenue	397	407
Other revenues	9	9
Total	3,627	3,444
Expenses:
Insurance claims and policyholders’ benefits	2,027	1,807
Amortization of deferred acquisition costs	471	444
Non-insurance warranty expense	385	394
Other operating expenses	363	337
Interest	32	35
Total	3,278	3,017
Income before income tax	349	427
Income tax expense	(75)	(89)
Net income	274	338
Amounts attributable to noncontrolling interests	(22)	(28)
Net income attributable to Loews Corporation	$252	$310

Net income attributable to Loews Corporation decreased $58 million for the three months ended March 31, 2025 as compared with the comparable 2024 period, primarily due to lower underwriting income mainly driven by unfavorable net prior year loss reserve development.

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

In evaluating the results of Property & Casualty Operations CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate CNA’s underwriting performance since they remove the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of current year underwriting performance.

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of any related acquisition expenses. Further information on CNA’s reserves is provided in Notes 4 and 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

CNA also uses underwriting gain (loss) and underlying underwriting gain (loss), calculated using GAAP financial results, to monitor insurance operations. Underwriting gain (loss) is deemed to be a non-GAAP financial measure and is calculated pretax as net earned premiums less total insurance expenses, which includes insurance claims and policyholders’ benefits, amortization of deferred acquisition costs and insurance related administrative expenses. Net income (loss) is the most directly comparable GAAP measure. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from CNA’s underwriting activities, which are managed separately from its investing activities. Underlying underwriting gain (loss) is also deemed to be a non-GAAP financial measure, and represents pretax underwriting gain (loss) excluding catastrophe losses and development-related items. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from CNA’s underwriting activities, excluding the impact of catastrophe losses, which are unpredictable as to timing and amount, and development-related items as they are not indicative of CNA’s current year underwriting performance.

The following tables present a reconciliation of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain (loss) for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$137	$114	$35	$286	$(34)	$252
Investment (gains) losses	1		(1)	—	7	7
Noncontrolling interests	12	10	3	25	(3)	22
Core income (loss)	$150	$124	$37	$311	$(30)	$281
Less:
Net investment income	151	177	34	362
Non-insurance warranty revenue	12			12
Other revenue (expense), including interest expense	(14)	(2)	1	(15)
Income tax expense on core income	(41)	(34)	(13)	(88)
Underwriting gain (loss)	42	(17)	15	40
Effect of catastrophe losses		86	11	97
Effect of unfavorable development-related items	10	53		63
Underlying underwriting gain	$52	$122	$26	$200

Three Months Ended March 31, 2024

Net income (loss) attributable to Loews Corporation	$153	$132	$34	$319	$(9)	$310
Investment (gains) losses	10	14		24	(7)	17
Noncontrolling interests	14	12	3	29	(1)	28
Core income (loss)	$177	$158	$37	$372	$(17)	$355
Less:
Net investment income	150	176	31	357
Non-insurance warranty revenue	13			13
Other revenue (expense), including interest expense	(14)	(4)	(2)	(20)
Income tax expense on core income	(48)	(43)	(13)	(104)
Underwriting gain	76	29	21	126
Effect of catastrophe losses		82	6	88
Effect of favorable development-related items	(5)			(5)
Underlying underwriting gain	$71	$111	$27	$209

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,672	$1,853	$373	$3,898
Gross written premiums excluding third-party captives	930	1,839	373	3,142
Net written premiums	842	1,498	266	2,606
Net earned premiums	830	1,380	310	2,520
Underwriting gain (loss)	42	(17)	15	40
Net investment income	151	177	34	362
Core income	150	124	37	311

Other performance metrics:
Loss ratio	61.4%	73.0%	62.1%	67.8%
Expense ratio	33.4	27.6	33.3	30.2
Dividend ratio	0.3	0.5		0.4
Combined ratio	95.1%	101.1%	95.4%	98.4%
Less: Effect of catastrophe impacts		6.3	3.6	3.8
Less: Effect of unfavorable development-related items	1.3	3.8		2.5
Underlying combined ratio	93.8%	91.0%	91.8%	92.1%
Underlying loss ratio	60.1%	62.9%	58.5%	61.5%

Rate	3%	6%	(2)%	4%
Renewal premium change	4	7	1	6
Retention	89	84	85	86
New business	$112	$370	$83	$565

Three Months Ended March 31, 2024

Gross written premiums	$1,682	$1,686	$374	$3,742
Gross written premiums excluding third-party captives	880	1,682	374	2,936
Net written premiums	792	1,338	260	2,390
Net earned premiums	814	1,202	315	2,331
Underwriting gain	76	29	21	126
Net investment income	150	176	31	357
Core income	177	158	37	372

Other performance metrics:
Loss ratio	58.6%	68.8%	60.1%	64.1%
Expense ratio	31.8	28.2	33.2	30.1
Dividend ratio	0.3	0.6		0.4
Combined ratio	90.7%	97.6%	93.3%	94.6%
Less: Effect of catastrophe impacts		6.8	2.0	3.8
Less: Effect of favorable development-related items	(0.6)			(0.2)
Underlying combined ratio	91.3%	90.8%	91.3%	91.0%
Underlying loss ratio	59.2%	62.0%	58.1%	60.5%

Rate	2%	6%	1%	4%
Renewal premium change	3	8	3	6
Retention	88	85	82	85
New business	$94	$367	$68	$529

Gross written premiums, excluding third-party captives, for Specialty increased $50 million for the three months ended March 31, 2025 as compared with the comparable 2024 period driven by higher new business and favorable renewal premium change, inclusive of rate. Net written premiums for Specialty increased $50 million for the three months ended

March 31, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the three months ended March 31, 2025 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $167 million for the three months ended March 31, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate. Net written premiums for Commercial increased $160 million for the three months ended March 31, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the three months ended March 31, 2025 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International decreased $1 million for the three months ended March 31, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $14 million driven by higher new business. Net written premiums for International increased $6 million for the three months ended March 31, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $19 million for the three months ended March 31, 2025 as compared with the comparable 2024 period. The decrease in net earned premiums for the three months ended March 31, 2025 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations decreased $61 million for the three months ended March 31, 2025 as compared with the comparable 2024 period, primarily due to lower underwriting results, mainly driven by unfavorable net prior year loss reserve development and higher catastrophe losses.

Catastrophe losses for Property & Casualty Operations were $97 million for the three months ended March 31, 2025 as compared with $88 million for the comparable 2024 period, primarily driven by severe weather-related events, including $53 million for the California wildfires in the 2025 period. For the three months ended March 31, 2025 and 2024, Specialty had no catastrophe losses, Commercial had catastrophe losses of $86 million and $82 million and International had catastrophe losses of $11 million and $6 million.

Unfavorable net prior year loss reserve development for Property & Casualty Operations of $61 million and favorable net prior year loss reserve development of $7 million was recorded for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, Specialty recorded unfavorable net prior year loss reserve development of $10 million and favorable net prior year loss reserve development of $5 million, Commercial recorded unfavorable net prior year loss reserve development of $51 million and favorable net prior year loss reserve development of $2 million and International recorded no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 4.4 points for the three months ended March 31, 2025 as compared with the comparable 2024 period primarily due to a 2.8 point increase in the loss ratio and a 1.6 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in the current year period, driven by auto warranty in accident year 2024, and an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was primarily driven by higher acquisition and employee related costs.

Commercial’s combined ratio increased 3.5 points for the three months ended March 31, 2025 as compared with the comparable 2024 period due to a 4.2 point increase in the loss ratio, partially offset by a 0.6 point improvement in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development, driven by commercial auto in accident year 2024 and an increase in the underlying loss ratio driven by the continuation of elevated loss cost trends in commercial auto. Catastrophe losses were 6.3 points of the loss ratio for the three months ended March 31, 2025 as compared with 6.8 points of the loss ratio in the comparable 2024 period. The improvement in the expense ratio was primarily driven by higher net earned premiums.

International’s combined ratio increased 2.1 points for the three months ended March 31, 2025 as compared with the comparable 2024 period largely due to a 2.0 point increase in the loss ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, which were 3.6 points of the loss ratio for the three months ended March 31, 2025, as compared with 2.0 points of the loss ratio in the comparable 2024 period. The expense ratio was generally consistent with the comparable 2024 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31	2025	2024
(In millions)

Net earned premiums	$106	$110
Net investment income	242	252
Core loss	(30)	(17)

Core results for Other Insurance Operations decreased $13 million for the three months ended March 31, 2025 as compared with the comparable 2024 period, primarily due to a $17 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse claims. CNA’s annual comprehensive review of legacy mass tort exposures is undertaken in the second quarter of each year, consistent with the recent historical timing of such review. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Boardwalk Pipelines

A significant portion of Boardwalk Pipelines’ revenues is fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as changes in pricing on contract renewals and other factors as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024. The pricing contained in the purchase and sales agreements associated with Boardwalk Pipelines’ ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, Boardwalk Pipelines’ ethane supply services, like its other businesses, has little to no direct commodity price exposure. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Boardwalk Pipelines’ operations and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule and Boardwalk Pipelines’ efforts to monitor, control and reduce emissions, as further discussed in Results of Operations of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2025 and 2024, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

Three Months Ended March 31	2025	2024
(In millions)

Revenues:
Operating revenues and other	$621	$513
Interest income	1	4
Total	622	517
Expenses:
Operating and other:
Operating costs and expenses	275	206
Depreciation and amortization	106	106
Interest	39	43
Total	420	355
Income before income tax	202	162
Income tax expense	(50)	(41)
Net income attributable to Loews Corporation	$152	$121
EBITDA	$346	$307

Net income attributable to Loews Corporation and EBITDA increased $31 million and $39 million for the three months ended March 31, 2025 as compared with the comparable 2024 period, primarily due to the reasons discussed below.

Total revenues increased $105 million for the three months ended March 31, 2025 as compared with the comparable 2024 period. Boardwalk Pipelines’ transportation revenues increased $34 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $7 million due to favorable market conditions which allowed for contracting at higher rates; and product sales revenues increased $68 million primarily from higher volumes from the sale of ethane due to a customer outage in 2024, which impacted 2024 volumes.

Operating costs and expenses increased $69 million for the three months ended March 31, 2025 as compared with the comparable 2024 period primarily from higher product costs associated with increased ethane product sales.

Interest expenses decreased $4 million for the three months ended March 31, 2025 as compared with the comparable 2024 period due to lower average outstanding long-term debt.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31	2025	2024
(In millions)

Net income attributable to Loews Corporation	$152	$121
Interest, net	38	39
Income tax expense	50	41
Depreciation and amortization	106	106
EBITDA	$346	$307

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2025 and 2024, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Three Months Ended March 31	2025	2024
(In millions)

Revenues:
Operating revenue	$211	$183
Revenues related to reimbursable expenses	34	33
Total	245	216
Expenses:
Operating and other	173	155
Reimbursable expenses	34	33
Depreciation and amortization	24	21
Equity income from joint ventures	(6)	(27)
Interest	16	6
Total	241	188
Income before income tax	4	28
Income tax expense	(4)	(12)
Net income attributable to Loews Corporation	$—	$16

Net income attributable to Loews Corporation decreased $16 million for the three months ended March 31, 2025 as compared with the comparable 2024 period primarily due to the reasons discussed below.

Operating revenues improved by $28 million and operating and other expenses increased by $18 million for the three months ended March 31, 2025 as compared with the comparable 2024 period. The increase in operating revenues and operating and other expenses was primarily driven by the Loews Arlington Hotel and Convention Center, which opened during the first quarter of 2024, but was operating for the entire first quarter of 2025. Operating revenues also increased due to improvements in average daily room rates and food and beverage revenues at certain other owned hotels. Operating and other expenses also increased due to the termination of a contract with a minority owner.

Equity income from joint ventures decreased $21 million for the three months ended March 31, 2025 as compared with the comparable 2024 period. The decrease was primarily driven by a decline in overall occupancy levels and average daily room rates for joint venture hotels, particularly at the Universal Orlando Resort, due in part to ongoing renovations. In addition, equity income from joint ventures for the first quarter of 2025 was impacted by the reduction in distributions for one joint venture property due to property improvement costs, and the expenses related to the opening of three new hotels at the Universal Orlando Resort, including pre-opening costs. Equity income from joint ventures also included an impairment charge recorded at a joint venture hotel that reduced Loews Hotels & Co’s equity income by $9 million in the three months ended March 31, 2025.

Depreciation and amortization expense increased $3 million for the three months ended March 31, 2025 as compared with the comparable 2024 period mainly due to the Loews Arlington Hotel and Convention Center.

Interest expense increased $10 million for the three months ended March 31, 2025 as compared with the comparable 2024 period primarily due to the Loews Arlington Hotel and Convention Center, lower capitalized interest on projects under development, and higher interest rates on certain debt refinanced in 2024.

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

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2025 and 2024 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2025	2024
(In millions)

Revenues:
Net investment income	$—	$54
Expenses:
Operating and other	16	22
Equity method loss	7	1
Interest	18	19
Total	41	42
Income (loss) before income tax	(41)	12
Income tax (expense) benefit	7	(2)
Net income (loss) attributable to Loews Corporation	$(34)	$10

Net loss attributable to Loews Corporation of $34 million was recorded for the three months ended March 31, 2025 as compared with net income of $10 million in the comparable 2024 period, primarily due to the reasons discussed below.

Net investment income for the Parent Company decreased $54 million for the three months ended March 31, 2025 as compared with the comparable 2024 period, primarily due to the unfavorable change in the fair value of equity based investments.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.5 billion at March 31, 2025 as compared to $3.3 billion at December 31, 2024. During the three months ended March 31, 2025, we received $686 million in cash dividends from our subsidiaries, including a special cash dividend of $497 million from CNA and a $75 million distribution from Boardwalk Pipelines. Cash outflows during the three months ended March 31, 2025 included the payment of $394 million to fund treasury stock purchases and $13 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the three months ended March 31, 2025, we purchased 4.5 million shares of Loews Corporation common stock for $376 million. As of May 2, 2025, we repurchased 0.6 million additional shares of Loews Corporation common stock in 2025 for $53 million. As of May 2, 2025, there were 209,696,528 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include purchases of our and our subsidiaries’ outstanding common stock, dividends, investing in our subsidiaries and/or to make opportunistic investments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $638 million for the three months ended March 31, 2025 as compared with $504 million for the comparable 2024 period. The net cash increase quarter over quarter was primarily a result of higher ceded reinsurance premium payments CNA paid during the first quarter of 2024, with such similar premium amounts scheduled to occur in the second quarter of 2025. In addition to the foregoing, the increase quarter over quarter was also attributable to higher cash from underwriting and investment earnings.

CNA paid cash dividends of $2.46 per share on its common stock, including a special cash dividend of $2.00 per share, during the three months ended March 31, 2025. On May 2, 2025, CNA’s Board of Directors declared a quarterly cash dividend of $0.46 per share payable June 5, 2025 to shareholders of record on May 19, 2025. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2025, CCC was in a positive earned surplus position. CCC paid dividends of $440 million and $300 million during the three months ended March 31, 2025 and 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities was $244 million for the three months ended March 31, 2025 as compared with $249 million for the comparable 2024 period.

For the three months ended March 31, 2025 and 2024, Boardwalk Pipelines’ capital expenditures were $52 million and $97 million, consisting of growth capital expenditures of $16 million and $59 million and maintenance capital expenditures of $36 million and $38 million.

As of March 31, 2025, Boardwalk Pipelines had the full borrowing capacity of $1.0 billion available under its revolving credit facility. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. Boardwalk Pipelines anticipates that its existing capital resources, including its cash and cash equivalents, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2025. As of March 31, 2025, Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue up to $900 million of debt securities, warrants or rights from time to time.

During the three months ended March 31, 2025, Boardwalk Pipelines paid a distribution of $75 million to the Company.

Loews Hotels & Co, through its subsidiaries, has mortgage loans maturing beyond twelve months as of March 31, 2025, which it may refinance before they mature. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

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

Three Months Ended March 31	2025	2024
(In millions)

Fixed income securities:
Taxable fixed income securities	$496	$472
Tax-exempt fixed income securities	34	38
Total fixed income securities	530	510
Limited partnership and common stock investments	54	68
Other, net of investment expense	20	31
Net investment income	$604	$609

Effective income yield for the fixed income securities portfolio	4.8%	4.7%
Limited partnership and common stock return for the period	2.0%	2.9%

CNA’s net investment income decreased $5 million for the three months ended March 31, 2025 as compared with the comparable 2024 period, reflecting the largely offsetting impacts of lower common stock returns and higher income from fixed income securities.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Three Months Ended March 31	2025	2024
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(9)	$(17)
States, municipalities and political subdivisions	(1)
Asset-backed	1	(15)
Total fixed maturity securities	(9)	(32)
Non-redeemable preferred stock		11
Derivatives, short-term and other		(1)
Total investment losses	(9)	(22)
Income tax benefit	2	5
Amounts attributable to noncontrolling interests	1	1
Investment losses attributable to Loews Corporation	$(6)	$(16)

CNA’s pretax investment losses decreased $13 million for the three months ended March 31, 2025 as compared with the comparable 2024 period, driven by lower net losses on disposals of fixed maturity securities and lower impairment losses, partially offset by the favorable change in fair value of non-redeemable preferred stock in the prior year quarter.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,043	$(309)	$2,936	$(369)
AAA	3,080	(198)	3,010	(217)
AA	6,227	(545)	6,369	(567)
A	10,711	(288)	10,260	(379)
BBB	17,077	(551)	16,757	(729)
Non-investment grade	1,835	(80)	1,779	(64)
Total	$41,973	$(1,971)	$41,111	$(2,325)

As of March 31, 2025 and December 31, 2024, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of prefunded municipal bonds as of March 31, 2025 and December 31, 2024.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,212	$322
AAA	1,453	265
AA	3,981	701
A	6,254	527
BBB	10,922	849
Non-investment grade	1,024	103
Total	$25,846	$2,767

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$1,350	$22
Due after one year through five years	7,185	317
Due after five years through ten years	7,338	785
Due after ten years	9,973	1,643
Total	$25,846	$2,767

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

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,351	9.8	$14,915	9.8
Property & Casualty and other	28,627	4.4	28,779	4.3
Total	$43,978	6.3	$43,694	6.2

CNA’s investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded or disclosed in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our and our subsidiaries’ other filings with the SEC, could cause our and our subsidiaries’ results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we and our subsidiaries expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2025 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 9 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion of material risk factors facing the Company. There have been no material changes to such risk factors as of the date of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2025 - January 31, 2025	1,694,077	$84.18	N/A	N/A

February 1, 2025 - February 28, 2025	2,154,679	$83.86	N/A	N/A

March 1, 2025 - March 31, 2025	621,884	$84.71	N/A	N/A

Item 5. Other Information

None

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 5, 2025	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

