Form 10-Q
period 2025-06-30
LOEWS CORP
filed 2025-08-04
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
As of August 1, 2025, there were 207,426,395 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2025	2024
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $45,283 and $44,196, less allowance for credit loss of $51 and $45	$43,357	$41,827
Equity securities, cost of $1,221 and $969	1,294	1,064
Limited partnership investments	2,754	2,520
Other invested assets, primarily mortgage loans, less allowance for credit loss of $40 and $35	1,138	1,113
Short-term investments	4,452	4,606
Total investments	52,995	51,130
Cash	447	541
Receivables	11,357	10,522
Property, plant and equipment	10,666	10,738
Goodwill	349	347
Deferred non-insurance warranty acquisition expenses	3,441	3,525
Deferred acquisition costs of insurance subsidiaries	1,021	959
Other assets	4,392	4,181
Total assets	$84,668	$81,943

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$26,203	$24,976
Future policy benefits	13,329	13,158
Unearned premiums	7,890	7,346
Total insurance reserves	47,422	45,480
Payable to brokers	374	110
Short-term debt	1,005	5
Long-term debt	7,942	8,939
Deferred income taxes	633	550
Deferred non-insurance warranty revenue	4,421	4,530
Other liabilities	4,482	4,392
Total liabilities	66,279	64,006

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 215,049,854 and 214,912,595 shares	2	2
Additional paid-in capital	2,467	2,490
Retained earnings	17,198	16,459
Accumulated other comprehensive loss	(1,502)	(1,867)
	18,165	17,084
Less treasury stock, at cost (7,577,782 and 212,251 shares)	(651)	(18)
Total shareholders’ equity	17,514	17,066
Noncontrolling interests	875	871
Total equity	18,389	17,937
Total liabilities and equity	$84,668	$81,943

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions, except per share data)

Revenues:
Insurance premiums	$2,694	$2,498	$5,320	$4,939
Net investment income	714	639	1,322	1,308
Investment losses	(46)	(10)	(55)	(32)
Non-insurance warranty revenue	398	404	795	811
Operating revenues and other	795	736	1,667	1,472
Total	4,555	4,267	9,049	8,498

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $15, $25, $23 and $40)	2,085	1,882	4,112	3,689
Amortization of deferred acquisition costs	469	435	940	879
Non-insurance warranty expense	384	388	769	782
Operating expenses and other	989	968	1,980	1,848
Equity method income	(18)	(27)	(17)	(53)
Interest	107	114	212	217
Total	4,016	3,760	7,996	7,362
Income before income tax	539	507	1,053	1,136
Income tax expense	(123)	(112)	(245)	(256)
Net income	416	395	808	880
Amounts attributable to noncontrolling interests	(25)	(26)	(47)	(54)
Net income attributable to Loews Corporation	$391	$369	$761	$826

Basic and diluted net income per share	$1.87	$1.67	$3.61	$3.72

Weighted average shares outstanding:
Shares of common stock	209.24	221.35	210.84	221.91
Dilutive potential shares of common stock	0.12	0.25	0.13	0.27
Total weighted average shares outstanding assuming dilution	209.36	221.60	210.97	222.18

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Net income	$416	$395	$808	$880

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses	1		(2)	2
Net unrealized gains (losses) on other investments	74	(244)	356	(461)
Total unrealized gains (losses) on investments	75	(244)	354	(459)
Impact of changes in discount rates used to measure long-duration contract liabilities	(3)	273	(117)	614
Unrealized gains (losses) on cash flow hedges	(3)	(1)	(6)	1
Pension and postretirement benefits	1	6	2	12
Foreign currency translation	130	(10)	167	(43)

Other comprehensive income	200	24	400	125

Comprehensive income	616	419	1,208	1,005

Amounts attributable to noncontrolling interests	(42)	(29)	(81)	(65)

Total comprehensive income attributable to Loews Corporation	$574	$390	$1,127	$940

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, April 1, 2024	$16,998	$2	$2,547	$16,060	$(2,401)	$(24)	$814
Net income	395			369			26
Other comprehensive income	24				21		3
Dividends paid ($0.0625 per share)	(23)			(14)			(9)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(182)					(182)
Stock-based compensation	11		11
Other	(2)		(2)		(3)		3
Balance, June 30, 2024	$17,201	$2	$2,556	$16,415	$(2,383)	$(206)	$817

Balance, April 1, 2025	$18,034	$2	$2,451	$16,821	$(1,685)	$(398)	$843
Net income	416			391			25
Other comprehensive income	200				183		17
Dividends paid ($0.0625 per share)	(23)			(13)			(10)
Purchases of Loews Corporation treasury stock	(253)					(253)
Stock-based compensation	11		10				1
Other	4		6	(1)			(1)
Balance, June 30, 2025	$18,389	$2	$2,467	$17,198	$(1,502)	$(651)	$875

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2024	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	880			826			54
Other comprehensive income	125				114		11
Dividends paid ($0.125 per share)	(93)			(28)			(65)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(199)					(199)
Stock-based compensation	(3)		(22)				19
Other	(14)		(11)				(3)
Balance, June 30, 2024	$17,201	$2	$2,556	$16,415	$(2,383)	$(206)	$817

Balance, December 31, 2024, as reported	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871
Cumulative effect adjustments from changes in accounting standards (Note 1)	5			5
Balance, January 1, 2025	17,942	2	2,490	16,464	(1,867)	(18)	871
Net income	808			761			47
Other comprehensive income	400				366		34
Dividends paid ($0.125 per share)	(91)			(26)			(65)
Purchase of subsidiary stock from noncontrolling interests	(34)		(3)		(1)		(30)
Purchases of Loews Corporation treasury stock	(633)					(633)
Stock-based compensation	(5)		(24)				19
Other	2		4	(1)			(1)
Balance, June 30, 2025	$18,389	$2	$2,467	$17,198	$(1,502)	$(651)	$875

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2025	2024
(In millions)

Operating Activities:

Net income	$808	$880
Adjustments to reconcile net income to net cash provided by operating activities, net	361	250
Changes in operating assets and liabilities, net:
Receivables	(673)	(599)
Deferred acquisition costs	(49)	(55)
Insurance reserves	1,414	1,255
Other assets	(146)	(172)
Other liabilities	8	83
Trading securities	19	(492)
Net cash flow provided by operating activities	1,742	1,150

Investing Activities:

Purchases of fixed maturities	(3,756)	(3,338)
Proceeds from sales of fixed maturities	1,497	1,611
Proceeds from maturities of fixed maturities	1,613	1,109
Purchases of equity securities	(296)	(246)
Proceeds from sales of equity securities	261	288
Purchases of limited partnership investments	(280)	(140)
Proceeds from sales of limited partnership investments	51	30
Purchases of property, plant and equipment	(232)	(318)
Dispositions		23
Change in short-term investments	163	(338)
Other, net	(34)	43
Net cash flow used by investing activities	(1,013)	(1,276)

Financing Activities:

Dividends paid	(26)	(28)
Dividends paid to noncontrolling interests	(65)	(65)
Purchases of Loews Corporation treasury stock	(651)	(203)
Purchases of subsidiary stock from noncontrolling interests	(34)	(20)
Principal payments on debt	(3)	(762)
Issuance of debt		1,323
Other, net	(63)	(45)
Net cash flow provided by (used by) financing activities	(842)	200

Effect of foreign exchange rate on cash	19	(3)

Net change in cash	(94)	71
Cash, beginning of period	541	399
Cash, end of period	$447	$470

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an approximately 92% owned subsidiary); transportation and storage of natural gas and natural gas liquids, olefins and other hydrocarbons (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, as used herein, the term “Company” means Loews Corporation including its subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” means Net income (loss) attributable to Loews Corporation shareholders. In addition, we own approximately 53% of Altium Packaging LLC (“Altium Packaging”), an unconsolidated subsidiary accounted for under the equity method of accounting, which is engaged in the manufacture of rigid plastic packaging solutions.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2025 and December 31, 2024, its results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Operations. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2025, there were 1.2 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares calculations because the effect would have been antidilutive. For the three and six months ended June 30, 2024, there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares calculations because the effect would have been antidilutive.

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

2. Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Fixed maturity securities	$536	$511	$1,057	$1,013
Limited partnership investments	81	74	137	128
Short-term investments	16	20	35	49
Equity securities (a)	27	13	33	35
Income from trading portfolio (a)	52	11	56	69
Other	28	34	54	62
Total investment income	740	663	1,372	1,356
Investment expenses	(26)	(24)	(50)	(48)
Net investment income	$714	$639	$1,322	$1,308
(a) Aggregate income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of June 30, 2025 and 2024	$30	$(21)	$(10)	$19

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Fixed maturity securities:
Gross gains	$5	$13	$18	$27
Gross losses	(53)	(25)	(75)	(71)
Investment losses on fixed maturity securities	(48)	(12)	(57)	(44)
Equity securities (a)	6	1	6	12
Short-term investments and other	(4)	1	(4)
Investment losses	$(46)	$(10)	$(55)	$(32)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of June 30, 2025 and 2024	$6	$1	$4	$12

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$6	$11	$15
Asset-backed	5		5	5
Impairment losses recognized in earnings	$9	$6	$16	$20

There were $5 million of impairment losses recognized on mortgage loans during the three and six months ended June 30, 2025 due to changes in expected credit losses. There were no impairment losses recognized on mortgage loans during the three and six months ended June 30, 2024.

The following tables present a summary of fixed maturity securities:

June 30, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$26,205	$566	$1,069	$14	$25,688
States, municipalities and political subdivisions	8,044	223	892		7,375
Asset-backed:
Residential mortgage-backed	3,947	25	427		3,545
Commercial mortgage-backed	1,705	17	106	18	1,598
Other asset-backed	3,783	25	213	19	3,576
Total asset-backed	9,435	67	746	37	8,719
U.S. Treasury and obligations of government sponsored enterprises	231		5		226
Foreign government	744	7	26		725
Fixed maturities available-for-sale	$44,659	$863	$2,738	$51	$42,733
Fixed maturities trading	624				624
Total fixed maturity securities	$45,283	$863	$2,738	$51	$43,357

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835		6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488		3,244
Commercial mortgage-backed	1,779	11	141	18	1,631
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,274	42	868	32	8,416
U.S. Treasury and obligations of government sponsored enterprises	220	1	1		220
Foreign government	701	6	30		677
Fixed maturities available-for-sale	$43,430	$715	$3,039	$45	$41,061
Fixed maturities trading	766				766
Total fixed maturity securities	$44,196	$715	$3,039	$45	$41,827

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$4,252	$135	$9,515	$934	$13,767	$1,069
States, municipalities and political subdivisions	1,424	74	2,938	818	4,362	892
Asset-backed:
Residential mortgage-backed	372	9	1,966	418	2,338	427
Commercial mortgage-backed	49		959	106	1,008	106
Other asset-backed	580	18	1,419	195	1,999	213
Total asset-backed	1,001	27	4,344	719	5,345	746
U.S. Treasury and obligations of government-sponsored enterprises	55	3	19	2	74	5
Foreign government	145	3	294	23	439	26
Total fixed maturity securities	$6,877	$242	$17,110	$2,496	$23,987	$2,738

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	180	2	988	139	1,168	141
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,709	45	4,555	823	6,264	868
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41		90	1
Foreign government	118	3	368	27	486	30
Total fixed maturity securities	$8,969	$266	$18,319	$2,773	$27,288	$3,039

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,086	$322	$2,567	$373
AAA	1,578	280	1,800	282
AA	4,224	735	4,247	730
A	5,891	522	6,330	582
BBB	9,531	787	11,548	980
Non-investment grade	677	92	796	92
Total	$23,987	$2,738	$27,288	$3,039

Based on current facts and circumstances, the unrealized losses presented in the June 30, 2025 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of June 30, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $451 million, $442 million and $444 million as of June 30, 2025, December 31, 2024 and June 30, 2024 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended June 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2025	$15	$32	$47
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3		3

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6		6

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	5	7
Total allowance for credit losses	$14	$37	$51

Three months ended June 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2024	$3	$17	$20
Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		1	1
Total allowance for credit losses	$—	$17	$17

Six months ended June 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3		3

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6		6

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	4	5	9
Total allowance for credit losses	$14	$37	$51

Six months ended June 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		6	6
Total allowance for credit losses	$—	$17	$17

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2025		December 31, 2024
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,627	$1,611	$1,761	$1,753
Due after one year through five years	12,083	11,843	11,678	11,403
Due after five years through ten years	12,814	12,417	13,083	12,365
Due after ten years	18,135	16,862	16,908	15,540
Total	$44,659	$42,733	$43,430	$41,061

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%			$33	$6	$5	$213	$257
LTV 55% to 65%	$12		12	14	6	16	60
LTV greater than 65%				30	12		42
DSCR 1.2x - 1.6x
LTV less than 55%		$68	28	5	2	130	233
LTV 55% to 65%	13	33	31	21	30	36	164
LTV greater than 65%				46			46
DSCR ≤1.2x
LTV less than 55%			6			21	27
LTV 55% to 65%	37		16	74		20	147
LTV greater than 65%				35	21	48	104
Total	$62	$101	$126	$231	$76	$484	$1,080

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	June 30, 2025			December 31, 2024
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$67	$1		$268	$2
Futures – short	5			167	1
Warrants	1	1		1	1
Interest rate swaps	478			300	4
Credit default swap index - purchased				2,000

In the fourth quarter of 2024, the Company entered into credit default swap index transactions that would potentially benefit from widening investment grade credit spreads associated with the underlying securities that comprised the index. The position was closed during the second quarter of 2025. As of December 31, 2024, the notional value of the credit default swap index was $2 billion and the fair value was less than $1 million, which was recognized in Payable to brokers in the Consolidated Balance Sheets. The fair value of the position was measured using observable market inputs, including credit spreads. For the three and six months ended June 30, 2025, Net investment income related to the position was $16 million and $19 million.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of June 30, 2025, commitments to purchase or fund were approximately $1.8 billion and to sell were approximately $80 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

June 30, 2025	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$229	$25,022	$1,388	$26,639
States, municipalities and political subdivisions		7,331	44	7,375
Asset-backed		7,833	886	8,719
Fixed maturities available-for-sale	229	40,186	2,318	42,733
Fixed maturities trading	559	65		624
Total fixed maturities	$788	$40,251	$2,318	$43,357

Equity securities	$815	$469	$10	$1,294
Short-term and other	4,247	45		4,292
Receivables		1		1
Payable to brokers	(41)			(41)

December 31, 2024

Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions		6,762	42	6,804
Asset-backed		7,540	876	8,416
Fixed maturities available-for-sale	223	38,642	2,196	41,061
Fixed maturities trading	766			766
Total fixed maturities	$989	$38,642	$2,196	$41,827

Equity securities	$603	$441	$20	$1,064
Short-term and other	4,383	70		4,453
Receivables		5		5
Payable to brokers	(88)			(88)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2025	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,351	$1	$16	$44		$(24)			$1,388		$16
States, municipalities and political subdivisions	44								44
Asset-backed	889	1	(4)	22		(22)			886		(4)
Fixed maturities available-for-sale	$2,284	$2	$12	$66	$—	$(46)	$—	$—	$2,318	$—	$12

Equity securities	$17				$(7)				$10	$(1)

2024
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,082		$(8)	$72		$(17)			$1,129		$(8)
States, municipalities and political subdivisions	43								43
Asset-backed	871	$2	(11)	55	$(5)	(25)			887		(11)
Fixed maturities available-for-sale	$1,996	$2	$(19)	$127	$(5)	$(42)	$—	$—	$2,059	$—	$(19)

Equity securities	$11			$3					$14

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2025	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,278	$1	$37	$99		$(42)	$15		$1,388		$37
States, municipalities and political subdivisions	42		2						44		2
Asset-backed	876	5	(3)	49		(41)			886		(3)
Fixed maturities available-for-sale	$2,196	$6	$36	$148	$—	$(83)	$15	$—	$2,318	$—	$36

Equity securities	$20	$1			$(7)	$(4)			$10	$(1)

2024

Fixed maturity securities:
Corporate bonds and other	$1,045		$(20)	$146		$(53)	$11		$1,129		$(22)
States, municipalities and political subdivisions	44		(1)						43		(1)
Asset-backed	901	$4	(16)	73	$(14)	(42)		$(19)	887		(16)
Fixed maturities available-for-sale	$1,990	$4	$(37)	$219	$(14)	$(95)	$11	$(19)	$2,059	$—	$(39)

Equity securities	$24	$6		$3	$(19)				$14	$2

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

June 30, 2025	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,867	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2024

Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1%	—	6%	(2%)

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

	Carrying Amount	Estimated Fair Value
June 30, 2025		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,040			$1,026	$1,026

Liabilities:
Short-term debt	1,004		$997	5	1,002
Long-term debt	7,940		6,845	964	7,809

December 31, 2024

Assets:
Other invested assets, primarily mortgage loans	$1,019			$987	$987

Liabilities:
Short-term debt	4			5	5
Long-term debt	8,936		$7,702	966	8,668

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $62 million and $82 million for the three months ended June 30, 2025 and 2024 and $159 million and $170 million for the six months ended June 30, 2025 and 2024 were recorded, driven by severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Six Months Ended June 30	2025	2024
(In millions)

Reserves, beginning of year:
Gross	$24,976	$23,304
Ceded	5,713	5,141
Net reserves, beginning of year	19,263	18,163

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,309	3,039
Increase (decrease) in provision for insured events of prior years	189	19
Amortization of discount	20	20
Total net incurred (a)	3,518	3,078

Net payments attributable to:
Current year events	(316)	(308)
Prior year events	(2,391)	(2,259)
Total net payments	(2,707)	(2,567)

Foreign currency translation adjustment and other	199	(58)

Net reserves, end of period	20,273	18,616
Ceded reserves, end of period	5,930	5,358
Gross reserves, end of period	$26,203	$23,974

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year loss reserve development of $4 million and $12 million for the three months ended June 30, 2025 and 2024 and unfavorable net prior year loss reserve development of $57 million and favorable net prior year loss reserve development of $19 million for the six months ended June 30, 2025 and 2024 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). Unfavorable net prior year loss reserve development of $112 million and $35 million for the three months ended June 30, 2025 and 2024 and $134 million and $35 million for the six months ended June 30, 2025 and 2024 was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”).

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Medical professional liability		$(2)		$(2)
Other professional liability and management liability	$18	17	$18	17
Surety	(22)	(8)	(22)	(26)
Warranty			10	13
Commercial auto		21	50	21
General liability	62	19	62	19
Workers’ compensation	(66)	(47)	(65)	(49)
Other property and casualty operations	4	(12)	4	(12)
Total property & casualty operations	(4)	(12)	57	(19)
Other insurance operations	112	35	134	35
Total pretax (favorable) unfavorable development	$108	$23	$191	$16

Three Months

2025

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional errors and omissions (“E&O”) business.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2016.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Following the second quarter annual review of other insurance operations reserves, including legacy mass tort exposures, unfavorable development was recorded largely associated with legacy mass tort abuse claim activity, the ongoing effects of social inflation and the anticipated agreement in principle with regards to the Diocese of Rochester.

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

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse reserves.

Six Months

2025

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional E&O business.

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

Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2016.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in other insurance operations was primarily driven by the second quarter 2025 change discussed above.

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

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse reserves.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $8 million and $13 million for the three months ended June 30, 2025 and 2024 and $25 million for each of the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the cumulative amounts ceded under the LPT were $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $400 million and $425 million as of June 30, 2025 and December 31, 2024 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.2 billion as of June 30, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The following table summarizes balances and changes in the LFPB:

	2025	2024
(In millions)

Present value of future net premiums
Balance, January 1	$3,425	$3,710
Effect of changes in discount rate	(7)	(125)
Balance, January 1, at original locked in discount rate	3,418	3,585
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(1)	(29)
Adjusted balance, January 1	3,417	3,556
Interest accrual	88	92
Net premiums: earned during period	(203)	(212)
Balance, end of period at original locked in discount rate	3,302	3,436
Effect of changes in discount rate	50	11
Balance, June 30	$3,352	$3,447

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669
Effect of changes in discount rate	440	(578)
Balance, January 1, at original locked in discount rate	17,023	17,091
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	22	11
Adjusted balance, January 1	17,045	17,102
Interest accrual	458	461
Benefit & expense payments	(574)	(592)
Balance, end of period at original locked in discount rate	16,929	16,971
Effect of changes in discount rate	(248)	(313)
Balance, June 30	$16,681	$16,658

Net LFPB, June 30	$13,329	$13,211

(a)
As of June 30, 2025 and 2024, the re-measurement loss of $23 million and $40 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the long-term care business recognized on the Condensed Consolidated Statement of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Earned premiums	$106	$109	$212	$219
Interest accretion	185	185	370	369

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	June 30,
	2025	2024
(In millions)

Expected future benefit and expense payments	$31,141	$32,212
Expected future gross premiums	4,971	5,149

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.5 billion as of June 30, 2025 and 2024.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of June 30, 2025 and 2024.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	June 30,		December 31,
	2025	2024	2024

Original locked in discount rate	5.18%	5.21%	5.20%
Upper-medium grade fixed income instrument discount rate	5.39	5.43	5.51

For the three and six months ended June 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the net premium ratio (“NPR”) exceeded 100% were $14 million and $28 million. For the three and six months ended June 30, 2024, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $24 million and $44 million.

For the three and six months ended June 30, 2025, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $5 million and $11 million. For the three and six months ended June 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $6 million and $8 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended June 30, 2024 and 2025:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2024	$(9)	$(1,676)	$(17)	$10	$(530)	$(179)	$(2,401)
Other comprehensive income (loss) before reclassifications, after tax of $1, $67, $(72), $1, $0 and $0	(4)	(250)	273	(1)		(10)	8
Reclassification of losses from accumulated other comprehensive loss, after tax of $(1), $(1), $0, $0, $(1) and $0	4	6			6		16
Other comprehensive income (loss)	—	(244)	273	(1)	6	(10)	24
Amounts attributable to noncontrolling interests		19	(22)				(3)
Other	(1)	(2)		1	(1)		(3)
Balance, June 30, 2024	$(10)	$(1,903)	$234	$10	$(525)	$(189)	$(2,383)

Balance, April 1, 2025	$(15)	$(1,463)	$219	$6	$(223)	$(209)	$(1,685)
Other comprehensive income (loss) before reclassifications, after tax of $2, $(12), $0, $1, $0 and $0	(5)	44	(3)	(3)		130	163
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(10), $0, $0, $(1) and $0	6	30			1		37
Other comprehensive income (loss)	1	74	(3)	(3)	1	130	200
Amounts attributable to noncontrolling interests	(1)	(6)	1			(11)	(17)
Balance, June 30, 2025	$(15)	$(1,395)	$217	$3	$(222)	$(90)	$(1,502)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2024	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $1, $131, $(163), $0, $0 and $0	(5)	(489)	614	1		(43)	78
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(7), $0, $0, $(2) and $0	7	28			12		47
Other comprehensive income (loss)	2	(461)	614	1	12	(43)	125
Amounts attributable to noncontrolling interests		38	(51)		(1)	3	(11)
Other		3			(3)		—
Balance, June 30, 2024	$(10)	$(1,903)	$234	$10	$(525)	$(189)	$(2,383)

Balance, January 1, 2025	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)
Other comprehensive income (loss) before reclassifications, after tax of $3, $(85), $31, $3, $0 and $0	(10)	320	(117)	(6)	(1)	167	353
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(11), $0, $0, $(1) and $0	8	36			3		47
Other comprehensive income (loss)	(2)	356	(117)	(6)	2	167	400
Amounts attributable to noncontrolling interests		(30)	10			(14)	(34)
Other		(1)					(1)
Balance, June 30, 2025	$(15)	$(1,395)	$217	$3	$(222)	$(90)	$(1,502)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 7.4 million and 2.6 million shares of its common stock at aggregate costs of $633 million and $199 million during the six months ended June 30, 2025 and 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Non-insurance warranty – CNA Financial	$398	$404	$795	$811

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$523	$467	$1,132	$968
Lodging and related services – Loews Hotels & Co	246	244	483	453
Total revenues from contracts with customers	769	711	1,615	1,421
Other revenues	26	25	52	51
Operating revenues and other	$795	$736	$1,667	$1,472

Receivables from contracts with customers – As of June 30, 2025 and December 31, 2024, receivables from contracts with customers were approximately $220 million and $240 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of June 30, 2025 and December 31, 2024, deferred revenue resulting from contracts with customers were approximately $4.5 billion and $4.6 billion and are reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $681 million and $786 million of revenues recognized during the six months ended June 30, 2025 and 2024 were included in deferred revenue as of December 31, 2024 and 2023.

Performance obligations – As of June 30, 2025, approximately $19.0 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $1.6 billion will be recognized during the remaining six months of 2025, $2.7 billion in 2026 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

8. Benefit Plans

Several non-contributory defined benefit plans and postretirement benefit plans cover eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Service cost			$1	$1
Interest cost	$11	$25	22	49
Expected return on plan assets	(15)	(30)	(30)	(59)
Amortization of unrecognized net loss	2	8	4	15
Settlements	1		1
Net periodic (benefit) cost	$(1)	$3	$(2)	$6

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Interest cost			$1	$1
Expected return on plan assets			(1)	(1)
Net periodic benefit	$—	$—	$—	$—

9. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Western District of Washington. On March 1, 2024, Ryan Segal filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Northern District of Illinois. Both suits assert antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed motions to dismiss the complaints in Portillo and Segal on May 17, 2024 and June 24, 2024, respectively. The court has not issued a decision on the motion to dismiss in Portillo. On March 31, 2025, the court granted the defendants’ motion to dismiss in Segal, and granted plaintiff leave to amend the complaint by no later than April 28, 2025. On April 28, 2025, Segal filed a third amended complaint alleging that Loews Hotels Holdings Corporation and other defendants violated the Sherman Act. Defendants jointly filed a motion to dismiss the third amended complaint in Segal on June 12, 2025.

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

On October 21, 2024, the Plaintiffs appealed the Trial Court’s ruling on the remanded issues to the Supreme Court. Briefing on this appeal was completed in March 2025 and a hearing on this appeal occurred in June 2025.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the matters described above, will materially affect the Company’s results of operations or equity.

10. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2025, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Boardwalk Pipelines

Boardwalk Pipelines’ future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of June 30, 2025, the commitments totaled approximately $279 million, which are expected to be settled through the end of 2028.

11. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the equity method of accounting for Altium Packaging. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of

Loews Corporation’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended June 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,694				$2,694
Net investment income	662	$3	$2	$47	714
Investment losses	(46)				(46)
Non-insurance warranty revenue	398				398
Operating revenues and other	9	534	252		795
Total	3,717	537	254	47	4,555

Expenses:

Insurance claims and policyholders’ benefits (a)	2,085				2,085
Amortization of deferred acquisition costs	469				469
Non-insurance warranty expense	384				384
Operating expenses and other (b)	368	380	226	15	989
Equity method (income) loss			(29)	11	(18)
Interest	31	40	18	18	107
Total	3,337	420	215	44	4,016
Income before income tax	380	117	39	3	539
Income tax expense	(81)	(29)	(11)	(2)	(123)
Net income	299	88	28	1	416
Amounts attributable to noncontrolling interests	(25)				(25)
Net income attributable to Loews Corporation	$274	$88	$28	$1	$391

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $62 million and unfavorable net prior year loss reserve development of $108 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended June 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$337				$337
Operating expenses		$177	$147		324
Depreciation and amortization		120	24		144
Other (c)	31	83	55	$15	184
Operating expenses and other	$368	$380	$226	$15	$989

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Three Months Ended June 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,498				$2,498
Net investment income	618	$9	$3	$9	639
Investment losses	(10)				(10)
Non-insurance warranty revenue	404				404
Operating revenues and other	9	479	248		736
Total	3,519	488	251	9	4,267

Expenses:

Insurance claims and policyholders’ benefits (a)	1,882				1,882
Amortization of deferred acquisition costs	435				435
Non-insurance warranty expense	388				388
Operating expenses and other (b)	378	347	225	18	968
Equity method (income) loss			(32)	5	(27)
Interest	34	47	14	19	114
Total	3,117	394	207	42	3,760
Income (loss) before income tax	402	94	44	(33)	507
Income tax (expense) benefit	(85)	(24)	(9)	6	(112)
Net income (loss)	317	70	35	(27)	395
Amounts attributable to noncontrolling interests	(26)				(26)
Net income (loss) attributable to Loews Corporation	$291	$70	$35	$(27)	$369

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $82 million and unfavorable net prior year loss reserve development of $23 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended June 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$329				$329
Operating expenses		$165	$148		313
Depreciation and amortization		108	24	$1	133
Other (c)	49	74	53	17	193
Operating expenses and other	$378	$347	$225	$18	$968

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Six Months Ended June 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,320				$5,320
Net investment income	1,266	$4	$5	$47	1,322
Investment losses	(55)				(55)
Non-insurance warranty revenue	795				795
Operating revenues and other	18	1,155	494		1,667
Total	7,344	1,159	499	$47	9,049

Expenses:

Insurance claims and policyholders’ benefits (a)	4,112				4,112
Amortization of deferred acquisition costs	940				940
Non-insurance warranty expense	769				769
Operating expenses and other (b)	731	761	457	31	1,980
Equity method (income) loss			(35)	18	(17)
Interest	63	79	34	36	212
Total	6,615	840	456	85	7,996
Income (loss) before income tax	729	319	43	(38)	1,053
Income tax (expense) benefit	(156)	(79)	(15)	5	(245)
Net income (loss)	573	240	28	(33)	808
Amounts attributable to noncontrolling interests	(47)				(47)
Net income (loss) attributable to Loews Corporation	$526	$240	$28	$(33)	$761

June 30, 2025

Total assets	$68,891	$10,048	$2,477	$3,252	$84,668

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $159 million and unfavorable net prior year loss reserve development of $191 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Six Months Ended June 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$658				$658
Operating expenses		$369	$300		669
Depreciation and amortization		226	48	$1	275
Other (c)	73	166	109	30	378
Operating expenses and other	$731	$761	$457	$31	$1,980

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Six Months Ended June 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$4,939				$4,939
Net investment income	1,227	$13	$5	$63	1,308
Investment losses	(32)				(32)
Non-insurance warranty revenue	811				811
Operating revenues and other	18	992	462		1,472
Total	6,963	1,005	467	63	8,498

Expenses:

Insurance claims and policyholders’ benefits (a)	3,689				3,689
Amortization of deferred acquisition costs	879				879
Non-insurance warranty expense	782				782
Operating expenses and other (b)	715	659	434	40	1,848
Equity method (income) loss			(59)	6	(53)
Interest	69	90	20	38	217
Total	6,134	749	395	84	7,362
Income (loss) before income tax	829	256	72	(21)	1,136
Income tax (expense) benefit	(174)	(65)	(21)	4	(256)
Net income (loss)	655	191	51	(17)	880
Amounts attributable to noncontrolling interests	(54)				(54)
Net income (loss) attributable to Loews Corporation	$601	$191	$51	$(17)	$826

June 30, 2024

Total assets	$65,149	$10,475	$2,480	$2,953	$81,057

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $170 million and unfavorable net prior year loss reserve development of $16 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Six Months Ended June 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$616				$616
Operating expenses		$287	$286		573
Depreciation and amortization		214	45	$1	260
Other (c)	99	158	103	39	399
Operating expenses and other	$715	$659	$434	$40	$1,848

(c)	Other expenses for each reportable segment include:
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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions, except per share data)

CNA Financial	$274	$291	$526	$601
Boardwalk Pipelines	88	70	240	191
Loews Hotels & Co	28	35	28	51
Corporate	1	(27)	(33)	(17)
Net income attributable to Loews Corporation	$391	$369	$761	$826

Basic and diluted net income per share	$1.87	$1.67	$3.61	$3.72

Net income attributable to Loews Corporation for the three months ended June 30, 2025 was $391 million, or $1.87 per share, compared to net income of $369 million, or $1.67 per share in the comparable 2024 period. Net income attributable to Loews Corporation for the six months ended June 30, 2025 was $761 million, or $3.61 per share, compared to net income of $826 million, or $3.72 per share in the comparable 2024 period.

The increase in net income attributable to Loews Corporation for the three months ended June 30, 2025 as compared to the comparable 2024 period was primarily driven by higher net income at Boardwalk Pipelines and higher investment income at the parent company, partially offset by lower net income at CNA and Loews Hotels & Co. The increase at Boardwalk Pipelines is primarily due to increased revenues due to re-contracting at higher rates and recently completed growth projects. Parent company investment income improved due to higher investment income from the parent company trading portfolio. The decrease at CNA is due to unfavorable net prior year loss reserve development related to legacy mass tort abuse reserves and higher investment losses, partially offset by higher net investment income and improved underwriting results in CNA’s commercial property and casualty insurance operations. The decrease at Loews Hotels & Co is primarily due to lower equity income from joint ventures.

The decrease in net income attributable to Loews Corporation for the six months ended June 30, 2025 as compared to the comparable 2024 period was primarily driven by lower net income at CNA and Loews Hotels & Co and lower investment income at the parent company, partially offset by higher net income at Boardwalk Pipelines. The decrease at CNA is primarily due to unfavorable net prior year loss reserve development, including development related to legacy mass tort abuse reserves, and higher investment losses, partially offset by higher net investment income and improved underlying underwriting results in CNA’s commercial property and casualty insurance operations. The decrease at Loews Hotels & Co is primarily due to lower equity income from joint ventures. Parent company investment income decreased due to lower investment income from the parent company trading portfolio. The increase at Boardwalk Pipelines is primarily due to increased revenues from re-contracting at higher rates and recently completed growth projects.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2025 and 2024 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Insurance premiums	$2,694	$2,498	$5,320	$4,939
Net investment income	662	618	1,266	1,227
Investment losses	(46)	(10)	(55)	(32)
Non-insurance warranty revenue	398	404	795	811
Other revenues	9	9	18	18
Total	3,717	3,519	7,344	6,963
Expenses:
Insurance claims and policyholders’ benefits	2,085	1,882	4,112	3,689
Amortization of deferred acquisition costs	469	435	940	879
Non-insurance warranty expense	384	388	769	782
Other operating expenses	368	378	731	715
Interest	31	34	63	69
Total	3,337	3,117	6,615	6,134
Income before income tax	380	402	729	829
Income tax expense	(81)	(85)	(156)	(174)
Net income	299	317	573	655
Amounts attributable to noncontrolling interests	(25)	(26)	(47)	(54)
Net income attributable to Loews Corporation	$274	$291	$526	$601

Three Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation decreased year over year due to unfavorable net prior year loss reserve development related to legacy mass tort abuse reserves and higher investment losses, partially offset by higher net investment income and improved underwriting results in CNA’s commercial property and casualty insurance operations.

Six Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation decreased $75 million for the six months ended June 30, 2025 as compared with the comparable 2024 period, primarily due to unfavorable net prior year loss reserve development, including development related to legacy mass tort abuse reserves, and higher investment losses, partially offset by higher net investment income and improved underlying underwriting results in CNA’s commercial property and casualty insurance operations.

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

The following tables present reconciliations of net income attributable to Loews Corporation to core income (loss), underwriting gain and underlying underwriting gain for the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$151	$182	$49	$382	$(108)	$274
Investment losses	12	19		31	5	36
Noncontrolling interests	14	17	4	35	(10)	25
Core income (loss)	$177	$218	$53	$448	$(113)	$335
Less:
Net investment income	170	206	38	414
Non-insurance warranty revenue	14			14
Other revenue (expense), including interest expense	(11)	(5)	10	(6)
Income tax expense on core income	(49)	(57)	(18)	(124)
Underwriting gain	53	74	23	150
Effect of catastrophe losses		57	5	62
Effect of unfavorable development-related items		1		1
Underlying underwriting gain	$53	$132	$28	$213

Three Months Ended June 30, 2024

Net income (loss) attributable to Loews Corporation	$151	$147	$41	$339	$(48)	$291
Investment (gains) losses	5	7	(1)	11	(2)	9
Noncontrolling interests	13	13	4	30	(4)	26
Core income (loss)	$169	$167	$44	$380	$(54)	$326
Less:
Net investment income	154	175	32	361
Non-insurance warranty revenue	16			16
Other expense, including interest expense	(14)	(3)	(1)	(18)
Income tax expense on core income	(47)	(44)	(12)	(103)
Underwriting gain	60	39	25	124
Effect of catastrophe losses		76	6	82
Effect of favorable development-related items	(3)		(3)	(6)
Underlying underwriting gain	$57	$115	$28	$200

Six Months Ended June 30, 2025	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$288	$297	$84	$669	$(143)	$526
Investment (gains) losses	13	19	(1)	31	12	43
Noncontrolling interests	26	26	7	59	(12)	47
Core income (loss)	$327	$342	$90	$759	$(143)	$616
Less:
Net investment income	321	383	72	776
Non-insurance warranty revenue	26			26
Other revenue (expense), including interest expense	(25)	(7)	11	(21)
Income tax expense on core income	(90)	(91)	(31)	(212)
Underwriting gain	95	57	38	190
Effect of catastrophe losses		143	16	159
Effect of unfavorable development-related items	10	53		63
Underlying underwriting gain	$105	$253	$54	$412

Six Months Ended June 30, 2024

Net income (loss) attributable to Loews Corporation	$304	$279	$75	$658	$(57)	$601
Investment (gains) losses	15	21	(1)	35	(9)	26
Noncontrolling interests	27	25	7	59	(5)	54
Core income (loss)	$346	$325	$81	$752	$(71)	$681
Less:
Net investment income	304	351	63	718
Non-insurance warranty revenue	29			29
Other expense, including interest expense	(28)	(7)	(3)	(38)
Income tax expense on core income	(95)	(87)	(25)	(207)
Underwriting gain	136	68	46	250
Effect of catastrophe losses		158	12	170
Effect of favorable development-related items	(8)		(3)	(11)
Underlying underwriting gain	$128	$226	$55	$409

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,692	$2,065	$437	$4,194
Gross written premiums excluding third-party captives	1,013	1,903	437	3,353
Net written premiums	892	1,563	391	2,846
Net earned premiums	862	1,402	324	2,588
Underwriting gain	53	74	23	150
Net investment income	170	206	38	414
Core income	177	218	53	448

Other performance metrics:
Loss ratio	60.1%	67.1%	59.9%	63.9%
Expense ratio	33.2	27.2	32.9	29.8
Dividend ratio	0.3	0.5		0.4
Combined ratio	93.6%	94.8%	92.8%	94.1%
Less: Effect of catastrophe impacts		4.2	1.4	2.4
Underlying combined ratio	93.6%	90.6%	91.4%	91.7%
Underlying loss ratio	60.1%	62.9%	58.5%	61.5%

Rate	3%	5%	(4)%	3%
Renewal premium change	4	6	(1)	5
Retention	86	81	86	83
New business	$122	$420	$103	$645

Three Months Ended June 30, 2024

Gross written premiums	$1,728	$1,927	$417	$4,072
Gross written premiums excluding third-party captives	984	1,802	417	3,203
Net written premiums	857	1,458	359	2,674
Net earned premiums	831	1,247	311	2,389
Underwriting gain	60	39	25	124
Net investment income	154	175	32	361
Core income	169	167	44	380

Other performance metrics:
Loss ratio	59.2%	68.0%	59.1%	63.8%
Expense ratio	33.2	28.5	32.8	30.7
Dividend ratio	0.3	0.5		0.3
Combined ratio	92.7%	97.0%	91.9%	94.8%
Less: Effect of catastrophe impacts		6.1	2.0	3.5
Less: Effect of favorable development-related items	(0.4)	(0.1)	(1.0)	(0.3)
Underlying combined ratio	93.1%	91.0%	90.9%	91.6%
Underlying loss ratio	59.6%	62.0%	58.1%	60.6%

Rate		7%		4%
Renewal premium change	1%	7	2%	5
Retention	90	84	80	85
New business	$118	$405	$72	$595

Six Months Ended June 30, 2025	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$3,364	$3,918	$810	$8,092
Gross written premiums excluding third-party captives	1,943	3,742	810	6,495
Net written premiums	1,734	3,061	657	5,452
Net earned premiums	1,692	2,782	634	5,108
Underwriting gain	95	57	38	190
Net investment income	321	383	72	776
Core income	327	342	90	759

Other performance metrics:
Loss ratio	60.7%	70.0%	61.0%	65.8%
Expense ratio	33.3	27.4	33.0	30.1
Dividend ratio	0.3	0.5		0.4
Combined ratio	94.3%	97.9%	94.0%	96.3%
Less: Effect of catastrophe impacts		5.2	2.5	3.1
Less: Effect of unfavorable development-related items	0.6	1.9		1.2
Underlying combined ratio	93.7%	90.8%	91.5%	92.0%
Underlying loss ratio	60.1%	62.9%	58.5%	61.5%

Rate	3%	6%	(3)%	4%
Renewal premium change	4	7		5
Retention	88	83	85	84
New business	$234	$790	$186	$1,210

Six Months Ended June 30, 2024

Gross written premiums	$3,410	$3,613	$791	$7,814
Gross written premiums excluding third-party captives	1,864	3,484	791	6,139
Net written premiums	1,649	2,796	619	5,064
Net earned premiums	1,645	2,449	626	4,720
Underwriting gain	136	68	46	250
Net investment income	304	351	63	718
Core income	346	325	81	752

Other performance metrics:
Loss ratio	58.9%	68.4%	59.6%	63.9%
Expense ratio	32.5	28.4	33.0	30.4
Dividend ratio	0.3	0.5		0.4
Combined ratio	91.7%	97.3%	92.6%	94.7%
Less: Effect of catastrophe impacts		6.4	2.0	3.6
Less: Effect of favorable development-related items	(0.5)		(0.5)	(0.3)
Underlying combined ratio	92.2%	90.9%	91.1%	91.4%
Underlying loss ratio	59.4%	62.0%	58.1%	60.6%

Rate	1%	7%		4%
Renewal premium change	2	8	3%	5
Retention	89	84	81	85
New business	$212	$772	$140	$1,124

Three Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Gross written premiums, excluding third-party captives, for Specialty increased $29 million for the three months ended June 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Specialty increased $35 million for the three months ended June 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the three months ended June 30, 2025 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $138 million for the three months ended June 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Commercial increased $105 million for the three months ended June 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the three months ended June 30, 2025 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $20 million for the three months ended June 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $14 million driven by higher new business and retention partially offset by lower rate. Net written premiums for International increased $32 million for the three months ended June 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $26 million for the three months ended June 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the three months ended June 30, 2025 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $68 million for the three months ended June 30, 2025 as compared with the comparable 2024 period, primarily driven by higher net investment income and improved underwriting results.

Catastrophe losses for Property & Casualty Operations were $62 million for the three months ended June 30, 2025 as compared with $82 million for the comparable 2024 period. For the three months ended June 30, 2025 and 2024, Specialty had no catastrophe losses, Commercial had catastrophe losses of $57 million and $76 million and International had catastrophe losses of $5 million and $6 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $4 million and $12 million was recorded for the three months ended June 30, 2025 and 2024. For the three months ended June 30, 2025 and 2024, Specialty recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $3 million, Commercial recorded favorable net prior year loss reserve development of $4 million and $6 million and International recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $3 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 0.9 points for the three months ended June 30, 2025 as compared with the comparable 2024 period due to a 0.9 point increase in the loss ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio and no net prior year loss reserve development recorded in the current year period compared with favorable net prior year loss reserve development in the comparable 2024 period. The expense ratio was consistent with the comparable 2024 period.

Commercial’s combined ratio improved 2.2 points for the three months ended June 30, 2025 as compared with the comparable 2024 period due to a 1.3 point improvement in the expense ratio and a 0.9 point improvement in the loss ratio. The improvement in the expense ratio was primarily driven by higher net earned premiums and a lower acquisition ratio. The improvement in the loss ratio was primarily due to lower catastrophes losses, which were 4.2 points of the loss ratio for the three months ended June 30, 2025, as compared with 6.1 points of the loss ratio in the comparable 2024 period, partially offset by an increase in the underlying loss ratio driven by the continuation of elevated loss cost trends in commercial auto.

International’s combined ratio increased 0.9 points for the three months ended June 30, 2025 as compared with the comparable 2024 period largely due to a 0.8 point increase in the loss ratio. The increase in the loss ratio was primarily driven by no net prior year loss reserve development recorded in the current year period compared with favorable net prior year loss reserve development in the comparable 2024 period and an increase in the underlying loss ratio, partially offset by lower catastrophe losses, which were 1.4 points of the loss ratio for the three months ended June 30, 2025, as compared with 2.0 points of the loss ratio in the comparable 2024 period. The expense ratio was generally consistent with the comparable 2024 period.

Six Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Gross written premiums, excluding third-party captives, for Specialty increased $79 million for the six months ended June 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, and higher new business, partially offset by lower retention. Net written premiums for Specialty increased $85 million for the six months ended June 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the six months ended June 30, 2025 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $305 million for the six months ended June 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Commercial increased $265 million for the six months ended June 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the six months ended June 30, 2025 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $19 million for the six months ended June 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $28 million driven by higher new business and retention partially offset by lower rate. Net written premiums for International increased $38 million for the six months ended June 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $45 million for the six months ended June 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the six months ended June 30, 2025 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $7 million for the six months ended June 30, 2025 as compared with the comparable 2024 period, primarily driven by higher net investment income and improved underlying underwriting results, partially offset by unfavorable net prior year loss reserve development compared to favorable net prior year loss reserve development in the comparable 2024 period.

Catastrophe losses for Property & Casualty Operations were $159 million for the six months ended June 30, 2025 as compared with $170 million for the comparable 2024 period. For the six months ended June 30, 2025 and 2024, Specialty had no catastrophe losses, Commercial had catastrophe losses of $143 million and $158 million and International had catastrophe losses of $16 million and $12 million.

Unfavorable net prior year loss reserve development for Property & Casualty Operations of $57 million and favorable net prior year loss reserve development of $19 million was recorded for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, Specialty recorded unfavorable net prior year loss reserve development of $10 million and favorable net prior year loss reserve development of $8 million, Commercial recorded unfavorable net prior year loss reserve development of $47 million and favorable net prior year loss reserve development of $8 million and International recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $3 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 2.6 points for the six months ended June 30, 2025 as compared with the comparable 2024 period primarily due to a 1.8 point increase in the loss ratio and a 0.8 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in the current year period and an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was primarily driven by higher employee related and acquisition costs partially offset by higher net earned premiums.

Commercial’s combined ratio increased 0.6 points for the six months ended June 30, 2025 as compared with the comparable 2024 period due to a 1.6 point increase in the loss ratio, partially offset by a 1.0 point improvement in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development and an increase in the underlying loss ratio driven by the continuation of elevated loss cost trends in commercial auto, partially offset by lower catastrophe losses which were 5.2 points of the loss ratio for the six months ended June 30, 2025 as compared with 6.4 points of the loss ratio for the comparable 2024 period. The improvement in the expense ratio was driven by higher net earned premiums.

International’s combined ratio increased 1.4 points for the six months ended June 30, 2025 as compared with the comparable 2024 period due to a 1.4 point increase in the loss ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, which were 2.5 points of the loss ratio for the six months ended June 30, 2025 as compared with 2.0 points of the loss ratio for the comparable 2024 period, and no net prior year loss reserve development recorded in the current year period compared with favorable net prior year loss reserve development in the comparable 2024 period. The expense ratio was consistent with the comparable 2024 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Net earned premiums	$106	$109	$212	$219
Net investment income	248	257	490	509
Core loss	(113)	(54)	(143)	(71)

Three Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Core results for Other Insurance Operations decreased $59 million for the three months ended June 30, 2025 as compared with the comparable 2024 period. The decrease was primarily due to an $88 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse reserves as compared with a $28 million after-tax charge in the comparable 2024 period, as a result of CNA’s annual comprehensive review of legacy mass tort exposures undertaken in the second quarter of each year. The current quarter development charge included certain amounts in anticipation of the agreement in principle with regards to the Diocese of Rochester. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Six Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Core results for Other Insurance Operations decreased $72 million for the six months ended June 30, 2025 as compared with the comparable 2024 period, primarily due to a $106 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse reserves as compared with a $28 million after-tax charge in the comparable 2024 period. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

Current Growth Projects

Boardwalk Pipelines regularly reviews opportunities to expand its existing facilities and footprint to meet growing demand for transportation and storage services. Recent growth of liquefied natural gas export and power generation demand has led to growth projects for Boardwalk Pipelines. As of June 30, 2025, Boardwalk Pipelines has growth projects for which it has executed precedent or long-term firm transportation agreements that are expected to increase capacity on its pipeline systems by an aggregate of 2.6 billion cubic feet per day (“Bcf/d”) at an aggregate cost of approximately $1.7 billion and are scheduled to be completed through 2029. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits.

These projects have lengthy planning and construction periods and, as a result, will not contribute to Boardwalk Pipelines’ earnings and cash flows until they receive the required regulatory approvals and permits and are constructed and placed into service over the next several years. For further discussion of capital expenditures and financing, please see Liquidity and Capital Resources: Subsidiaries of this MD&A. Boardwalk Pipelines’ cost and timing estimates for these projects are based on a variety of inputs such as contractor indicative bids, quotes on materials and internally-developed financial models, metrics and timelines and are subject to a variety of risks and uncertainties, including obtaining timely regulatory and permit approvals and the cost thereof, adverse weather conditions during construction, its ability to acquire and cost of obtaining the right to construct and operate on land not owned by Boardwalk Pipelines, delays in obtaining and shortages and price increases for key materials (including pipe, compressor stations and related equipment), tariff implications and shortages and increased costs of qualified labor. Factors in the estimates include, among other things, those related to pipeline costs based on mileage, size and type of pipe, materials including compressors and related equipment, land, engineering and construction costs and timely receipt of all necessary permits and approvals. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. In addition, failure to timely meet development milestones may result in, among other things, contractual counterparties having the ability to terminate contracts with Boardwalk Pipelines. Refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

The below identifies Boardwalk Pipelines’ more significant growth projects:

The Kosciusko Junction Project (“Kosci project”) is expected to increase the capacity of Boardwalk Pipelines’ pipeline system by 1.2 Bcf/d through the addition of compression facilities, the installation of 110 miles of natural gas pipeline, and other system modifications. The capacity for this project is supported by precedent agreements with utility customers, including two precedent agreements that were executed in July 2025. This project is designed to connect supply from the Haynesville, Utica/Marcellus and Fayetteville basins to markets in the southeast U.S. that are either tied into Boardwalk Pipelines’ existing pipeline systems or will be served through third-party pipeline interconnects. This project has an expected in-service date of the first half of 2029 and remains subject to Federal Energy Regulatory Commission (“FERC”) approval, acquisition of land rights, and receipt of environmental permits and authorizations.

Boardwalk Pipelines executed two precedent agreements for the Southeast Compression for Utility Reliability Expansion Project (“SECURE project”), which is expected to increase the capacity of its pipeline system by 0.3 Bcf/d and provide additional transportation from west to east across its pipeline systems. This project is expected to increase the peak-day transmission capacity by increasing the horsepower at three existing compressor stations and constructing a new compressor station. This project supports growing energy demands and power generation needs, has an expected in-service date of the first half of 2028, and remains subject to FERC approval and receipt of environmental permits and authorizations.

The Parks Line Upgrade and Sorrento Station Project (“PLUSS project”) is expected to increase the capacity of Boardwalk Pipelines’ pipeline system by approximately 0.2 Bcf/d of incremental capacity and is supported by precedent agreements to serve industrial and power markets in the Mississippi River corridor. As part of the project, Boardwalk Pipelines intends to add compression facilities, modify its pipelines and perform other system modifications on its pipeline systems. This project has an expected in-service date of the first half of 2028 and remains subject to FERC approval, acquisition of land rights, and receipt of environmental permits and authorizations.

The Eunice – Iowa project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system by approximately 0.1 Bcf/d of incremental capacity to the Lake Charles, Louisiana area and is supported by three precedent agreements. The project has an expected in-service date of the first half of 2027 and consists of the addition of compression facilities. This project was recently approved by FERC but remains subject to acquisition of land rights.

The Northeast Texas Power Plant Project is expected to increase the delivery capacity of Boardwalk Pipelines’ pipeline system by approximately 0.3 Bcf/d in Northeast Texas, through the construction of 16 miles of natural gas pipeline and a delivery meter that will connect to a power plant. The project is supported by a precedent agreement with a utility customer, is expected to be in-service the second half of 2027 and remains subject to FERC approval, acquisition of land rights and receipt of environmental permits and authorizations.

The Ohio Power Plant Project is expected to increase the delivery capacity of Boardwalk Pipelines’ pipeline system by approximately 0.3 Bcf/d in Hamilton County, Ohio, through the construction of seven miles of natural gas pipeline and a delivery meter that will connect to a power plant. The project is supported by a precedent agreement with a utility customer, is expected to be in-service the first half of 2028 and remains subject to FERC approval, acquisition of land rights and receipt of environmental permits and authorizations.

The Carnation project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system by approximately 0.2 Bcf/d of incremental capacity in Hamilton County, Ohio, through the installation of a compressor unit and auxiliary equipment. This project is supported by a precedent agreement with a local distribution company and is expected to support regional energy needs. It has an expected in-service date of the second half of 2027 and remains subject to FERC approval and receipt of environmental permits and authorizations.

In addition to growth projects for which Boardwalk Pipelines has executed precedent agreements, it regularly considers other potential growth projects at earlier stages of development. Boardwalk Pipelines may from time to time make public disclosures regarding these potential projects, for instance, through announcements of open seasons for potential future capacity. In addition to the risks and uncertainties described above regarding the growth projects for which Boardwalk Pipelines has executed precedent agreements, these potential growth projects at earlier stages of development are subject to a variety of additional risks and uncertainties as Boardwalk Pipelines has not reached final investment decisions or secured executed precedent agreements for them. Therefore, these potential growth projects at earlier stages of development are highly speculative and may not be consummated as contemplated in any such public disclosures or at all.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2025 and 2024, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Operating revenues and other	$534	$479	$1,155	$992
Interest income	3	9	4	13
Total	537	488	1,159	1,005
Expenses:
Operating and other:
Operating costs and expenses	260	239	535	445
Depreciation and amortization	120	108	226	214
Interest	40	47	79	90
Total	420	394	840	749
Income before income tax	117	94	319	256
Income tax expense	(29)	(24)	(79)	(65)
Net income attributable to Loews Corporation	$88	$70	$240	$191
EBITDA	$274	$240	$620	$547

Three Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation and EBITDA increased $18 million and $34 million for the three months ended June 30, 2025 as compared with the comparable 2024 period, primarily due to the reasons discussed below.

Total revenues increased $49 million for the three months ended June 30, 2025 as compared with the comparable 2024 period. Boardwalk Pipelines’ transportation revenues increased $32 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $10 million due to favorable market conditions which allowed for contracting at higher rates; and product sales revenues increased $14 million primarily due to higher ethane pricing in 2025.

Operating and other expenses increased $33 million for the three months ended June 30, 2025 as compared with the comparable 2024 period, primarily from higher product costs associated with higher ethane pricing, higher depreciation and amortization expense and increased property taxes from higher assessments and an increased asset base.

Interest expenses decreased $7 million for the three months ended June 30, 2025 as compared with the comparable 2024 period due to the pre-financing of long-term debt in 2024.

Six Months Ended June 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation and EBITDA increased $49 million and $73 million for the six months ended June 30, 2025 as compared with the comparable 2024 period, primarily due to the reasons discussed below.

Total revenues increased $154 million for the six months ended June 30, 2025 as compared with the comparable 2024 period. Boardwalk Pipelines’ transportation revenues increased $66 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $16 million due to favorable market conditions which allowed for contracting at higher rates; and product sales revenues increased $82 million primarily from higher volumes from the sale of ethane due to a customer outage in 2024, which impacted 2024 volumes.

Operating and other expenses increased $102 million for the six months ended June 30, 2025 as compared with the comparable 2024 period, primarily from higher product costs associated with increased ethane product sales, higher depreciation and amortization expense and increased property taxes from higher assessments and an increased asset base.

Interest expenses decreased $11 million for the six months ended June 30, 2025 as compared with the comparable 2024 period due to the pre-financing of long-term debt in 2024.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Net income attributable to Loews Corporation	$88	$70	$240	$191
Interest, net	37	38	75	77
Income tax expense	29	24	79	65
Depreciation and amortization	120	108	226	214
EBITDA	$274	$240	$620	$547

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2025 and 2024, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Operating revenue	$222	$219	$433	$402
Revenues related to reimbursable expenses	32	32	66	65
Total	254	251	499	467
Expenses:
Operating and other	170	169	343	324
Reimbursable expenses	32	32	66	65
Depreciation and amortization	24	24	48	45
Equity income from joint ventures	(29)	(32)	(35)	(59)
Interest	18	14	34	20
Total	215	207	456	395
Income before income tax	39	44	43	72
Income tax expense	(11)	(9)	(15)	(21)
Net income attributable to Loews Corporation	$28	$35	$28	$51

Net income attributable to Loews Corporation decreased $7 million and $23 million for the three and six months ended June 30, 2025 as compared with the comparable 2024 periods primarily due to the reasons discussed below.

Operating revenues improved by $3 million and $31 million and operating and other expenses increased by $1 million and $19 million for the three and six months ended June 30, 2025 as compared with the comparable 2024 periods. The increase in operating revenues during the six month period was primarily driven by growth in overall average daily rate, an increase in the number of occupied room nights and increased food and beverage revenues. The increase in operating and other expenses was driven by the costs associated with the increased number of occupied room nights and the termination of a contract with a minority owner in the first quarter of 2025.

Equity income from joint ventures decreased $3 million and $24 million for the three and six months ended June 30, 2025 as compared with the comparable 2024 periods. The decrease was primarily driven by an increase in expenses, including depreciation and interest expense, related to the three new hotels at the Universal Orlando Resort which opened in 2025. In addition, equity income from joint ventures was negatively impacted by the reduction in distributions for one joint venture property due to property improvement costs and an impairment charge recorded at another joint venture hotel that reduced Loews Hotels & Co’s equity income by $9 million in the first quarter of 2025.

Depreciation and amortization expense increased $3 million for the six months ended June 30, 2025 as compared with the comparable 2024 period mainly due to the Loews Arlington Hotel and Convention Center.

Interest expense increased $4 million and $14 million for the three and six months ended June 30, 2025 as compared with the comparable 2024 periods primarily due to the Loews Arlington Hotel and Convention Center, lower capitalized interest on projects under development, and higher interest rates on certain debt refinanced in 2024.

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

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2025 and 2024 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Net investment income	$47	$9	$47	$63
Expenses:
Operating and other	15	18	31	40
Equity method loss	11	5	18	6
Interest	18	19	36	38
Total	44	42	85	84
Income (loss) before income tax	3	(33)	(38)	(21)
Income tax (expense) benefit	(2)	6	5	4
Net income (loss) attributable to Loews Corporation	$1	$(27)	$(33)	$(17)

Net income attributable to Loews Corporation of $1 million was recorded for the three months ended June 30, 2025 as compared with net loss of $27 million for the comparable 2024 period. Net loss attributable to Loews Corporation was $33 million for the six months ended June 30, 2025 as compared with net loss of $17 million for the comparable 2024 period. The change in net loss for the three and six month periods is primarily due to the reason discussed below.

Net investment income for the Parent Company increased $38 million and decreased $16 million for the three and six months ended June 30, 2025 as compared with the comparable 2024 periods, primarily due to results from the trading portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.4 billion at June 30, 2025 as compared to $3.3 billion at December 31, 2024. During the six months ended June 30, 2025, we received $875 million in cash dividends from our subsidiaries: $725 million from CNA, including a special cash dividend of $497 million, and distributions of $150 million from Boardwalk Pipelines. Cash outflows during the six months ended June 30, 2025 included the payment of $651 million to fund treasury stock purchases and $26 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market (including, with respect to our common stock, in open market transactions that may or may not satisfy all of the conditions of the Rule 10b-18 voluntary safe harbor), in privately negotiated transactions or otherwise. During the six months ended June 30, 2025, we purchased 7.4 million shares of Loews Corporation common stock for $627 million. As of August 1, 2025, we repurchased 0.1 million additional shares of Loews Corporation common stock in

2025 for $9 million. As of August 1, 2025, there were 207,426,395 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $1.2 billion for the six months ended June 30, 2025 as compared with $1.1 billion for the comparable 2024 period. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher cash from investment earnings, partially offset by an increase in net claim payments.

CNA paid cash dividends of $2.92 per share on its common stock, including a special cash dividend of $2.00 per share, during the six months ended June 30, 2025. On August 1, 2025, CNA’s Board of Directors declared a quarterly cash dividend of $0.46 per share, payable September 4, 2025 to shareholders of record on August 18, 2025. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2025, CCC was in a positive earned surplus position. CCC paid dividends of $610 million and $490 million during the six months ended June 30, 2025 and 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities was $542 million for the six months ended June 30, 2025 as compared with $473 million for the comparable 2024 period.

As described in Boardwalk Pipelines: Current Growth Projects in this MD&A, Boardwalk Pipelines is currently engaged in growth projects for which it has executed precedent or long-term firm transportation agreements with an expected aggregate cost of approximately $1.7 billion, which is expected to be spent through 2029. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project’s in-service date. Boardwalk Pipelines expects to finance these growth projects through a combination of operating cash flows and the issuance of long-term debt, including borrowings under its revolving credit facility. Boardwalk Pipelines’ cost and timing estimates for these projects are subject to a variety of risks and uncertainties and are based on the factors described in Boardwalk Pipelines: Current Growth Projects in this MD&A. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. Refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

The nature of Boardwalk Pipelines’ existing growth projects will require it to enhance or modify its existing assets to accommodate increased operating pressures or changing flow patterns. Boardwalk Pipelines considers capital expenditures associated with the modification or enhancement of existing assets in the context of a growth project to be growth capital to the extent that the modification would not have been made in the absence of the growth project without regard to the condition of the existing assets.

For the six months ended June 30, 2025 and 2024, Boardwalk Pipelines’ capital expenditures were $122 million and $196 million, consisting of growth capital expenditures of $51 million and $124 million and maintenance capital expenditures of $71 million and $72 million.

Additionally, as of June 30, 2025, Boardwalk Pipelines has future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $279 million, which are expected to be settled through the end of 2028.

As of June 30, 2025, Boardwalk Pipelines had the full borrowing capacity of $1.0 billion available under its revolving credit facility. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. Boardwalk Pipelines anticipates that its existing capital resources, including its cash and cash equivalents, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2025. As of June 30, 2025, Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue up to $900 million of debt securities, warrants or rights from time to time. Boardwalk Pipelines expects to retire the outstanding $550 million aggregate principal amount of its 6.0% debt in June 2026 at maturity, through borrowings under its revolving credit facility or the issuance of debt securities.

During the six months ended June 30, 2025, Boardwalk Pipelines paid distributions of $150 million to the Company.

Loews Hotels & Co, through its subsidiaries, has mortgage loans maturing beyond twelve months as of June 30, 2025, which it may refinance before they mature. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt. Through the date of this Report, all Loews Hotels & Co’s subsidiaries are in compliance with their debt covenants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Fixed income securities:
Taxable fixed income securities	$508	$484	$1,004	$956
Tax-exempt fixed income securities	36	36	70	74
Total fixed income securities	544	520	1,074	1,030
Limited partnership and common stock investments	100	78	154	146
Other, net of investment expense	18	20	38	51
Net investment income	$662	$618	$1,266	$1,227

Effective income yield for the fixed income securities portfolio	4.9%	4.8%	4.8%	4.8%
Limited partnership and common stock return for the period	3.6%	3.1%	5.7%	6.1%

CNA’s net investment income increased $44 million and $39 million for the three and six months ended June 30, 2025 as compared with the comparable 2024 periods, driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates, as well as favorable limited partnership and common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(40)	$(4)	$(49)	$(21)
States, municipalities and political subdivisions		(2)	(1)	(2)
Asset-backed	(8)	(6)	(7)	(21)
Total fixed maturity securities	(48)	(12)	(57)	(44)
Non-redeemable preferred stock	6	1	6	12
Derivatives, short-term and other	(4)	1	(4)
Total investment losses	(46)	(10)	(55)	(32)
Income tax benefit	10	1	12	6
Amounts attributable to noncontrolling interests	2	2	3	3
Investment losses attributable to Loews Corporation	$(34)	$(7)	$(40)	$(23)

CNA’s pretax investment losses increased $36 million for the three months ended June 30, 2025 as compared with the comparable 2024 period, driven by higher net losses on disposals of fixed maturity securities and higher impairment losses, partially offset by the favorable change in fair value of non-redeemable preferred stock.

CNA’s pretax investment losses increased $23 million for the six months ended June 30, 2025 as compared with the comparable 2024 period, driven by higher net losses on disposals of fixed maturity securities and a lower favorable change in the fair value of non-redeemable preferred stock.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,124	$(306)	$2,936	$(369)
AAA	3,410	(206)	3,010	(217)
AA	6,698	(585)	6,369	(567)
A	10,873	(266)	10,260	(379)
BBB	16,992	(452)	16,757	(729)
Non-investment grade	1,702	(61)	1,779	(64)
Total	$42,799	$(1,876)	$41,111	$(2,325)

As of June 30, 2025 and December 31, 2024, 1% of CNA’s fixed maturity portfolio was rated internally. Additionally, as of June 30, 2025 and December 31, 2024, CNA assigned a AAA rating to $287 million and $199 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,086	$322
AAA	1,608	280
AA	4,234	735
A	5,901	523
BBB	9,531	787
Non-investment grade	677	92
Total	$24,037	$2,739

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$1,198	$22
Due after one year through five years	6,796	346
Due after five years through ten years	5,990	683
Due after ten years	10,053	1,688
Total	$24,037	$2,739

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

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,338	9.8	$14,915	9.8
Property & Casualty and other	29,472	4.5	28,779	4.3
Total	$44,810	6.3	$43,694	6.2

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

CATASTROPHES AND RELATED REINSURANCE

Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires, floods, riots, strikes, civil unrest, cyber attacks, pandemics and acts of terrorism that produce unusually large aggregate losses.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA uses various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. CNA also generally seeks to manage its exposure through the purchase of catastrophe reinsurance and utilizes various reinsurance programs to mitigate catastrophe losses, including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. CNA regularly reviews its risk and catastrophe reinsurance coverages and from time to time makes changes as it deems appropriate. In the second quarter of 2025, CNA renewed its excess-of-loss property catastrophe reinsurance as described below:

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. The treaty has a term of June 1, 2025 to June 1, 2026 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $275 million up to $1.4 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

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

RECENT LEGISLATION

On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted. The OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact of the OBBBA but does not expect it to have a material impact on the Company’s results of operations or financial condition. The OBBBA is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2025 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2025 - April 30, 2025	651,700	$81.63	N/A	N/A

May 1, 2025 - May 31, 2025	1,250,538	$88.09	N/A	N/A

June 1, 2025 - June 30, 2025	992,653	$88.35	N/A	N/A

Item 5. Other Information

None

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Loews Corporation 2025 Incentive Compensation Plan	10.1*+

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2025 Incentive Compensation Plan	10.2*+

Form of Time-Based Restricted Stock Unit Award Notice under the Loews Corporation 2025 Incentive Compensation Plan	10.3*+

Form of Deferral Election Form for Equity Awards under the Loews Corporation 2025 Incentive Compensation Plan	10.4*+

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.
+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 4, 2025	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

