Form 10-Q
period 2025-09-30
LOEWS CORP
filed 2025-11-03
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
As of October 31, 2025, there were 206,659,567 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2025	2024
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $45,338 and $44,196, less allowance for credit loss of $61 and $45	$44,116	$41,827
Equity securities, cost of $1,183 and $969	1,295	1,064
Limited partnership investments	2,801	2,520
Other invested assets, primarily mortgage loans, less allowance for credit loss of $40 and $35	1,163	1,113
Short-term investments	5,383	4,606
Total investments	54,758	51,130
Cash	567	541
Receivables	10,936	10,522
Property, plant and equipment	10,668	10,738
Goodwill	349	347
Deferred non-insurance warranty acquisition expenses	3,340	3,525
Deferred acquisition costs of insurance subsidiaries	985	959
Other assets	4,338	4,181
Total assets	$85,941	$81,943

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$26,525	$24,976
Future policy benefits	13,546	13,158
Unearned premiums	7,578	7,346
Total insurance reserves	47,649	45,480
Payable to brokers	133	110
Short-term debt	1,005	5
Long-term debt	8,438	8,939
Deferred income taxes	836	550
Deferred non-insurance warranty revenue	4,294	4,530
Other liabilities	4,363	4,392
Total liabilities	66,718	64,006

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 215,115,219 and 214,912,595 shares	2	2
Additional paid-in capital	2,469	2,490
Retained earnings	17,690	16,459
Accumulated other comprehensive loss	(1,161)	(1,867)
	19,000	17,084
Less treasury stock, at cost (8,165,741 and 212,251 shares)	(708)	(18)
Total shareholders’ equity	18,292	17,066
Noncontrolling interests	931	871
Total equity	19,223	17,937
Total liabilities and equity	$85,941	$81,943

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions, except per share data)

Revenues:
Insurance premiums	$2,783	$2,593	$8,103	$7,532
Net investment income	743	776	2,065	2,084
Investment losses	(7)	(10)	(62)	(42)
Non-insurance warranty revenue	393	401	1,188	1,212
Operating revenues and other	759	706	2,426	2,178
Total	4,671	4,466	13,720	12,964

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $36, $48, $59 and $88)	2,032	2,019	6,144	5,708
Amortization of deferred acquisition costs	483	457	1,423	1,336
Non-insurance warranty expense	377	387	1,146	1,169
Operating expenses and other	1,000	930	2,980	2,778
Equity method (income) loss	(22)	9	(39)	(44)
Interest	112	114	324	331
Total	3,982	3,916	11,978	11,278
Income before income tax	689	550	1,742	1,686
Income tax expense	(153)	(125)	(398)	(381)
Net income	536	425	1,344	1,305
Amounts attributable to noncontrolling interests	(32)	(24)	(79)	(78)
Net income attributable to Loews Corporation	$504	$401	$1,265	$1,227

Basic net income per share	$2.43	$1.83	$6.03	$5.55
Diluted net income per share	$2.43	$1.82	$6.03	$5.54

Weighted average shares outstanding:
Shares of common stock	207.57	219.67	209.74	221.16
Dilutive potential shares of common stock	0.14	0.27	0.14	0.27
Total weighted average shares outstanding assuming dilution	207.71	219.94	209.88	221.43

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Net income	$536	$425	$1,344	$1,305

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses	3	(3)	1	(1)
Net unrealized gains on other investments	556	1,264	912	803
Total unrealized gains on investments	559	1,261	913	802
Impact of changes in discount rates used to measure long-duration contract liabilities	(150)	(623)	(267)	(9)
Unrealized losses on cash flow hedges		(7)	(6)	(6)
Pension and postretirement benefits	1	9	3	21
Foreign currency translation	(39)	64	128	21

Other comprehensive income	371	704	771	829

Comprehensive income	907	1,129	2,115	2,134

Amounts attributable to noncontrolling interests	(62)	(83)	(143)	(148)

Total comprehensive income attributable to Loews Corporation	$845	$1,046	$1,972	$1,986

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, July 1, 2024	$17,201	$2	$2,556	$16,415	$(2,383)	$(206)	$817
Net income	425			401			24
Other comprehensive income	704				645		59
Dividends paid ($0.0625 per share)	(24)			(14)			(10)
Purchases of Loews Corporation treasury stock	(65)					(65)
Stock-based compensation	12		11				1
Other	(5)		(5)
Balance, September 30, 2024	$18,248	$2	$2,562	$16,802	$(1,738)	$(271)	$891

Balance, July 1, 2025	$18,389	$2	$2,467	$17,198	$(1,502)	$(651)	$875
Net income	536			504			32
Other comprehensive income	371				341		30
Dividends paid ($0.0625 per share)	(24)			(13)			(11)
Purchases of Loews Corporation treasury stock	(57)					(57)
Stock-based compensation	2		2
Other	6			1			5
Balance, September 30, 2025	$19,223	$2	$2,469	$17,690	$(1,161)	$(708)	$931

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2024	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	1,305			1,227			78
Other comprehensive income	829				759		70
Dividends paid ($0.1875 per share)	(117)			(42)			(75)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(264)					(264)
Stock-based compensation	9		(11)				20
Other	(19)		(16)				(3)
Balance, September 30, 2024	$18,248	$2	$2,562	$16,802	$(1,738)	$(271)	$891

Balance, December 31, 2024, as reported	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871
Cumulative effect adjustments from changes in accounting standards (Note 1)	5			5
Balance, January 1, 2025	17,942	2	2,490	16,464	(1,867)	(18)	871
Net income	1,344			1,265			79
Other comprehensive income	771				707		64
Dividends paid ($0.1875 per share)	(115)			(39)			(76)
Purchase of subsidiary stock from noncontrolling interests	(34)		(3)		(1)		(30)
Purchases of Loews Corporation treasury stock	(690)					(690)
Stock-based compensation	(3)		(22)				19
Other	8		4				4
Balance, September 30, 2025	$19,223	$2	$2,469	$17,690	$(1,161)	$(708)	$931

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2025	2024
(In millions)

Operating Activities:

Net income	$1,344	$1,305
Adjustments to reconcile net income to net cash provided by operating activities, net	571	425
Changes in operating assets and liabilities, net:
Receivables	(343)	(390)
Deferred acquisition costs	(16)	(45)
Insurance reserves	1,522	1,559
Other assets	(14)	(126)
Other liabilities	(234)	54
Trading securities	(168)	(698)
Net cash flow provided by operating activities	2,662	2,084

Investing Activities:

Purchases of fixed maturities	(6,052)	(4,965)
Proceeds from sales of fixed maturities	2,432	2,335
Proceeds from maturities of fixed maturities	2,567	1,755
Purchases of equity securities	(429)	(332)
Proceeds from sales of equity securities	396	388
Purchases of limited partnership investments	(340)	(235)
Proceeds from sales of limited partnership investments	89	46
Purchases of property, plant and equipment	(388)	(458)
Dispositions	1	23
Change in short-term investments	(448)	(583)
Other, net	(45)	10
Net cash flow used by investing activities	(2,217)	(2,016)

Financing Activities:

Dividends paid	(39)	(42)
Dividends paid to noncontrolling interests	(76)	(75)
Purchases of Loews Corporation treasury stock	(706)	(262)
Purchases of subsidiary stock from noncontrolling interests	(34)	(20)
Principal payments on debt	(4)	(763)
Issuance of debt	494	1,284
Other, net	(69)	(44)
Net cash flow provided by (used by) financing activities	(434)	78

Effect of foreign exchange rate on cash	15	3

Net change in cash	26	149
Cash, beginning of period	541	399
Cash, end of period	$567	$548

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2025 and December 31, 2024, its results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Operations. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2025, there were 1.2 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares calculations because the effect would have been antidilutive. For the three and nine months ended September 30, 2024, there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares calculations because the effect would have been antidilutive.

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

In September of 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The updated guidance changes the accounting for internal-use software by eliminating references to sequential project stages. Eligible software development cost capitalization will begin when: (1) management has authorized and committed to funding the software project and (2) it is probable that the software will be completed and used as intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The guidance may be applied using a prospective transition method, a retrospective transition method or a modified prospective transition method. The Company is currently evaluating the effect the updated guidance will have on its financial statements.

2. Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Fixed maturity securities	$540	$517	$1,597	$1,530
Limited partnership investments	68	67	205	195
Short-term investments	19	21	54	70
Equity securities (a)	12	21	45	56
Income from trading portfolio (a)	99	141	155	210
Other	30	33	84	95
Total investment income	768	800	2,140	2,156
Investment expenses	(25)	(24)	(75)	(72)
Net investment income	$743	$776	$2,065	$2,084
(a) Aggregate income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of September 30, 2025 and 2024	$72	$108	$42	$123

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Fixed maturity securities:
Gross gains	$15	$11	$33	$38
Gross losses	(25)	(33)	(100)	(104)
Investment losses on fixed maturity securities	(10)	(22)	(67)	(66)
Equity securities (a)	4	13	10	25
Short-term investments and other	(1)	(1)	(5)	(1)
Investment losses	$(7)	$(10)	$(62)	$(42)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of September 30, 2025 and 2024	$4	$13	$8	$24

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$8	$15	$23
Asset-backed	2	4	7	9
Impairment losses recognized in earnings	$6	$12	$22	$32

There were $5 million of impairment losses recognized on mortgage loans during the nine months ended September 30, 2025 due to changes in expected credit losses. There were no impairment losses recognized on mortgage loans during the three months ended September 30, 2025 or the three and nine months ended September 30, 2024.

The following tables present a summary of fixed maturity securities:

September 30, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,592	$734	$844	$21	$25,461
States, municipalities and political subdivisions	8,840	301	765		8,376
Asset-backed:
Residential mortgage-backed	4,041	42	382		3,701
Commercial mortgage-backed	1,633	19	88	22	1,542
Other asset-backed	3,790	28	190	18	3,610
Total asset-backed	9,464	89	660	40	8,853
U.S. Treasury and obligations of government sponsored enterprises	226		3		223
Foreign government	736	10	23		723
Fixed maturities available-for-sale	$44,858	$1,134	$2,295	$61	$43,636
Fixed maturities trading	480				480
Total fixed maturity securities	$45,338	$1,134	$2,295	$61	$44,116

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835		6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488		3,244
Commercial mortgage-backed	1,779	11	141	18	1,631
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,274	42	868	32	8,416
U.S. Treasury and obligations of government sponsored enterprises	220	1	1		220
Foreign government	701	6	30		677
Fixed maturities available-for-sale	$43,430	$715	$3,039	$45	$41,061
Fixed maturities trading	766				766
Total fixed maturity securities	$44,196	$715	$3,039	$45	$41,827

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,802	$58	$8,578	$786	$11,380	$844
States, municipalities and political subdivisions	701	33	3,162	732	3,863	765
Asset-backed:
Residential mortgage-backed	133	2	2,038	380	2,171	382
Commercial mortgage-backed	27		923	88	950	88
Other asset-backed	505	12	1,361	178	1,866	190
Total asset-backed	665	14	4,322	646	4,987	660
U.S. Treasury and obligations of government-sponsored enterprises	29	2	23	1	52	3
Foreign government	108	2	301	21	409	23
Total fixed maturity securities	$4,305	$109	$16,386	$2,186	$20,691	$2,295

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	180	2	988	139	1,168	141
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,709	45	4,555	823	6,264	868
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41		90	1
Foreign government	118	3	368	27	486	30
Total fixed maturity securities	$8,969	$266	$18,319	$2,773	$27,288	$3,039

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,959	$281	$2,567	$373
AAA	1,367	248	1,800	282
AA	3,765	633	4,247	730
A	5,049	436	6,330	582
BBB	7,846	627	11,548	980
Non-investment grade	705	70	796	92
Total	$20,691	$2,295	$27,288	$3,039

Based on current facts and circumstances, the unrealized losses presented in the September 30, 2025 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of September 30, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $469 million, $442 million and $451 million as of September 30, 2025, December 31, 2024 and September 30, 2024 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended September 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2025	$14	$37	$51
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded		3	3
Available-for-sale securities accounted for as PCD assets	4		4

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	3		3
Total allowance for credit losses	$21	$40	$61

Three months ended September 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2024	$—	$17	$17
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4		4
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Write-offs charged against the allowance		9	9

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		4	4
Total allowance for credit losses	$6	$12	$18

Nine months ended September 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	3	6
Available-for-sale securities accounted for as PCD assets	4		4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6		6

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	7	5	12
Total allowance for credit losses	$21	$40	$61

Nine months ended September 30, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4		4
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1
Write-offs charged against the allowance		9	9

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		10	10
Total allowance for credit losses	$6	$12	$18

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2025		December 31, 2024
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,275	$1,267	$1,761	$1,753
Due after one year through five years	11,741	11,578	11,678	11,403
Due after five years through ten years	12,959	12,713	13,083	12,365
Due after ten years	18,883	18,078	16,908	15,540
Total	$44,858	$43,636	$43,430	$41,061

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$18		$33	$6	$5	$210	$272
LTV 55% to 65%			12	15	6	16	49
LTV greater than 65%				30	12		42
DSCR 1.2x - 1.6x
LTV less than 55%		$68	28	5	2	93	196
LTV 55% to 65%	55	33	38	21	19	28	194
LTV greater than 65%	23			46			69
DSCR ≤1.2x
LTV less than 55%			6	34		21	61
LTV 55% to 65%	37		17	39		15	108
LTV greater than 65%				34	22	48	104
Total	$133	$101	$134	$230	$66	$431	$1,095

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	September 30, 2025			December 31, 2024
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:
Equity markets:
Options – purchased	$95	$1		$268	$2
Futures – short	1			167	1
Warrants	1	1		1	1
Interest rate swaps	474			300	4
Credit default swap index - purchased				2,000

In the fourth quarter of 2024, the Company entered into credit default swap index transactions that would potentially benefit from widening investment grade credit spreads associated with the underlying securities that comprised the index. The position was closed during the second quarter of 2025. As of December 31, 2024, the notional value of the credit default swap index was $2 billion and the fair value was less than $1 million, which was recognized in Payable to brokers in the Consolidated Balance Sheets. The fair value of the position was measured using observable market inputs, including credit spreads. For the nine months ended September 30, 2025, Net investment income related to the position was $19 million.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of September 30, 2025, commitments to purchase or fund were approximately $1.8 billion and to sell were approximately $60 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

September 30, 2025	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$227	$24,780	$1,400	$26,407
States, municipalities and political subdivisions		8,332	44	8,376
Asset-backed		7,894	959	8,853
Fixed maturities available-for-sale	227	41,006	2,403	43,636
Fixed maturities trading	415	65		480
Total fixed maturities	$642	$41,071	$2,403	$44,116

Equity securities	$792	$493	$10	$1,295
Short-term and other	5,170	52		5,222
Receivables		1		1
Payable to brokers	(34)			(34)

December 31, 2024

Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions		6,762	42	6,804
Asset-backed		7,540	876	8,416
Fixed maturities available-for-sale	223	38,642	2,196	41,061
Fixed maturities trading	766			766
Total fixed maturities	$989	$38,642	$2,196	$41,827

Equity securities	$603	$441	$20	$1,064
Short-term and other	4,383	70		4,453
Receivables		5		5
Payable to brokers	(88)			(88)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2025	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,388		$21	$24		$(33)			$1,400		$21
States, municipalities and political subdivisions	44								44
Asset-backed	886	$8	8	93		(36)			959		9
Fixed maturities available-for-sale	$2,318	$8	$29	$117	$—	$(69)	$—	$—	$2,403	$—	$30

Equity securities	$10								$10

2024
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,129		$59	$83	$(10)	$(24)			$1,237		$57
States, municipalities and political subdivisions	43		2						45		2
Asset-backed	887	$1	30	38		(23)		$(18)	915		30
Fixed maturities available-for-sale	$2,059	$1	$91	$121	$(10)	$(47)	$—	$(18)	$2,197	$—	$89

Equity securities	$14								$14

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2025	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,278	$1	$58	$123		$(75)	$15		$1,400		$55
States, municipalities and political subdivisions	42		2						44		2
Asset-backed	876	13	5	142		(77)			959		6
Fixed maturities available-for-sale	$2,196	$14	$65	$265	$—	$(152)	$15	$—	$2,403	$—	$63

Equity securities	$20	$1			$(7)	$(4)			$10	$(1)

2024

Fixed maturity securities:
Corporate bonds and other	$1,045		$39	$229	$(10)	$(77)	$11		$1,237		$34
States, municipalities and political subdivisions	44		1						45		1
Asset-backed	901	$5	14	111	(14)	(65)		$(37)	915		14
Fixed maturities available-for-sale	$1,990	$5	$54	$340	$(24)	$(142)	$11	$(37)	$2,197	$—	$49

Equity securities	$24	$6		$3	$(19)				$14	$2

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

September 30, 2025	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,866	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2024

Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1%	—	6%	(2%)

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

	Carrying Amount	Estimated Fair Value
September 30, 2025		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,055			$1,047	$1,047

Liabilities:
Short-term debt	1,004		$999	5	1,004
Long-term debt	8,436		7,405	968	8,373

December 31, 2024

Assets:
Other invested assets, primarily mortgage loans	$1,019			$987	$987

Liabilities:
Short-term debt	4			5	5
Long-term debt	8,936		$7,702	966	8,668

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $41 million and $143 million were recorded for the three months ended September 30, 2025 and 2024 and $200 million and $313 million were recorded for the nine months ended September 30, 2025 and 2024. Catastrophe losses for the three and nine months ended September 30, 2025 were driven by severe weather related events. Catastrophe losses for the three and nine months ended September 30, 2024 were driven by severe weather related events, including $55 million for Hurricane Helene.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Nine Months Ended September 30	2025	2024
(In millions)

Reserves, beginning of year:
Gross	$24,976	$23,304
Ceded	5,713	5,141
Net reserves, beginning of year	19,263	18,163

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,011	4,706
Increase (decrease) in provision for insured events of prior years	191	26
Amortization of discount	29	30
Total net incurred (a)	5,231	4,762

Net payments attributable to:
Current year events	(659)	(655)
Prior year events	(3,463)	(3,189)
Total net payments	(4,122)	(3,844)

Foreign currency translation adjustment and other	165	35

Net reserves, end of period	20,537	19,116
Ceded reserves, end of period	5,988	5,442
Gross reserves, end of period	$26,525	$24,558

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year loss reserve development of $1 million and $5 million for the three months ended September 30, 2025 and 2024 and unfavorable net prior year loss reserve development of $56 million and favorable net prior year loss reserve development of $24 million for the nine months ended September 30, 2025 and 2024 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). No net prior year loss reserve development and unfavorable net prior year loss reserve development of $22 million for the three months ended September 30, 2025 and 2024 and unfavorable net prior year loss reserve development of $134 million and $57 million for the nine months ended September 30, 2025 and 2024 was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”).

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Medical professional liability				$(2)
Other professional liability and management liability	$25	$11	$43	28
Surety	(25)	(20)	(47)	(46)
Warranty		7	10	20
Commercial auto		25	50	46
General liability		28	62	47
Workers’ compensation	(1)	(57)	(66)	(106)
Other property and casualty operations		1	4	(11)
Total property & casualty operations	(1)	(5)	56	(24)
Other insurance operations		22	134	57
Total pretax (favorable) unfavorable development	$(1)	$17	$190	$33

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

Nine Months

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

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claim activity, the ongoing effects of social inflation and the agreement in principle with regards to the Diocese of Rochester.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $14 million and $11 million for the three months ended September 30, 2025 and 2024 and $39 million and $36 million for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the cumulative amounts ceded under the LPT were $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $386 million and $425 million as of September 30, 2025 and December 31, 2024 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.3 billion as of September 30, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate actions and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.

The cash flow assumption updates for the third quarter of 2025 resulted in a $7 million pretax increase in the LFPB. Included in the assumption updates were unfavorable incidence, claim closure and cost of care inflation impacts offset by favorable premium rate actions.

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

The following table summarizes balances and changes in the LFPB:

	2025	2024
(In millions)

Present value of future net premiums
Balance, January 1	$3,425	$3,710
Effect of changes in discount rate	(7)	(125)
Balance, January 1, at original locked in discount rate	3,418	3,585
Effect of changes in cash flow assumptions (a)	114	111
Effect of actual variances from expected experience (a)	(2)	(40)
Adjusted balance, January 1	3,530	3,656
Interest accrual	133	139
Net premiums: earned during period	(306)	(317)
Balance, end of period at original locked in discount rate	3,357	3,478
Effect of changes in discount rate	83	147
Balance, September 30	$3,440	$3,625

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669
Effect of changes in discount rate	440	(578)
Balance, January 1, at original locked in discount rate	17,023	17,091
Effect of changes in cash flow assumptions (a)	121	126
Effect of actual variances from expected experience (a)	50	33
Adjusted balance, January 1	17,194	17,250
Interest accrual	688	693
Benefit & expense payments	(870)	(883)
Balance, end of period at original locked in discount rate	17,012	17,060
Effect of changes in discount rate	(26)	612
Balance, September 30	$16,986	$17,672

Net LFPB, September 30	$13,546	$14,047

(a)
As of September 30, 2025 and 2024, the re-measurement loss of $59 million and $88 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the long-term care business recognized on the Condensed Consolidated Statement of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Earned premiums	$106	$110	$318	$329
Interest accretion	185	185	555	554

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	September 30,
	2025	2024
(In millions)

Expected future benefit and expense payments	$31,582	$32,009
Expected future gross premiums	5,048	5,305

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.6 billion and $3.8 billion as of September 30, 2025 and 2024.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of September 30, 2025 and 2024.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	September 30,		December 31,
	2025	2024	2024

Original locked in discount rate	5.16%	5.20%	5.20%
Upper-medium grade fixed income instrument discount rate	5.24	4.90	5.51

For the three and nine months ended September 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the net premium ratio (“NPR”) exceeded 100% were $65 million and $93 million. For the three and nine months ended September 30, 2024, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $84 million and $128 million.

For the three and nine months ended September 30, 2025, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $43 million and $54 million. For the three and nine months ended September 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $20 million and $28 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three and nine months ended September 30, 2024 and 2025:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2024	$(10)	$(1,903)	$234	$10	$(525)	$(189)	$(2,383)
Other comprehensive income (loss) before reclassifications, after tax of $3, $(337), $165, $3, $0 and $0	(9)	1,253	(623)	(7)	1	64	679
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(3), $0, $0, $(3) and $0	6	11			8		25
Other comprehensive income (loss)	(3)	1,264	(623)	(7)	9	64	704
Amounts attributable to noncontrolling interests		(105)	52		(1)	(5)	(59)
Balance, September 30, 2024	$(13)	$(744)	$(337)	$3	$(517)	$(130)	$(1,738)

Balance, July 1, 2025	$(15)	$(1,395)	$217	$3	$(222)	$(90)	$(1,502)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(148), $40, $2, $0 and $0	(1)	552	(150)		(1)	(39)	361
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $0, $0, $0, $0 and $0	4	4			2		10
Other comprehensive income (loss)	3	556	(150)	—	1	(39)	371
Amounts attributable to noncontrolling interests		(45)	12			3	(30)
Balance, September 30, 2025	$(12)	$(884)	$79	$3	$(221)	$(126)	$(1,161)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2024	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $4, $(206), $2, $3, $0 and $0	(14)	764	(9)	(6)	1	21	757
Reclassification of losses from accumulated other comprehensive loss, after tax of $(4), $(10), $0, $0, $(5) and $0	13	39			20		72
Other comprehensive income (loss)	(1)	803	(9)	(6)	21	21	829
Amounts attributable to noncontrolling interests		(67)	1		(2)	(2)	(70)
Other		3			(3)		—
Balance, September 30, 2024	$(13)	$(744)	$(337)	$3	$(517)	$(130)	$(1,738)

Balance, January 1, 2025	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)
Other comprehensive income (loss) before reclassifications, after tax of $4, $(233), $71, $5, $0 and $0	(11)	872	(267)	(6)	(2)	128	714
Reclassification of losses from accumulated other comprehensive loss, after tax of $(4), $(11), $0, $0, $(1) and $0	12	40			5		57
Other comprehensive income (loss)	1	912	(267)	(6)	3	128	771
Amounts attributable to noncontrolling interests		(75)	22			(11)	(64)
Other		(1)					(1)
Balance, September 30, 2025	$(12)	$(884)	$79	$3	$(221)	$(126)	$(1,161)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 8.0 million and 3.5 million shares of its common stock at aggregate costs of $690 million and $264 million during the nine months ended September 30, 2025 and 2024.

7. Debt

In August of 2025, CNA completed a public offering of $500 million aggregate principal amount of its 5.2% senior notes due August 15, 2035.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Non-insurance warranty – CNA Financial	$393	$401	$1,188	$1,212

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$530	$463	$1,662	$1,431
Lodging and related services – Loews Hotels & Co	202	220	685	673
Total revenues from contracts with customers	732	683	2,347	2,104
Other revenues	27	23	79	74
Operating revenues and other	$759	$706	$2,426	$2,178

Receivables from contracts with customers – As of September 30, 2025 and December 31, 2024, receivables from contracts with customers were approximately $226 million and $240 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of September 30, 2025 and December 31, 2024, deferred revenue resulting from contracts with customers were approximately $4.4 billion and $4.6 billion and are reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $1.1 billion of revenues recognized during each of the nine months ended September 30, 2025 and 2024 were included in deferred revenue as of December 31, 2024 and 2023.

Performance obligations – As of September 30, 2025, approximately $19.8 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Included in the balance are $5.7 billion of revenues that are anticipated under executed precedent transportation agreements associated with Boardwalk Pipelines’ growth projects. In October 2025, Boardwalk Pipelines executed a precedent transportation agreement that will add an anticipated $3.8 billion of revenues to its outstanding performance obligations, subject to certain conditions precedent. Approximately $0.9 billion of the outstanding performance obligations will be recognized during the remaining three months of 2025, $2.8 billion in 2026 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

9. Benefit Plans

Several non-contributory defined benefit plans and postretirement benefit plans cover eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Service cost		$1	$1	$2
Interest cost	$12	23	34	72
Expected return on plan assets	(16)	(29)	(46)	(88)
Amortization of unrecognized net loss	2	7	6	22
Settlements		4	1	4
Net periodic (benefit) cost	$(2)	$6	$(4)	$12

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)	$(1)	(2)	(2)
Amortization of unrecognized net loss		1		1
Net periodic benefit	$(1)	$—	$(1)	$—

10. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo and other plaintiffs filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Western District of Washington. On March 1, 2024, Ryan Segal filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Northern District of Illinois. Both suits assert antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed motions to dismiss the complaints in Portillo and Segal on May 17, 2024 and June 24, 2024, respectively. On March 31, 2025, the court granted the defendants’ motion to dismiss in Segal, and granted plaintiff leave to amend the complaint. On April 28, 2025, Segal filed a third amended complaint alleging that Loews Hotels & Co and other defendants violated the Sherman Act. Defendants jointly filed a motion to dismiss the third amended complaint in Segal on June 12, 2025. The court has not ruled on the motion to dismiss the third amended complaint in Segal. On August 29, 2025, the court granted the defendants’ motion to dismiss in Portillo, and granted plaintiffs leave to amend their complaint. On October 3, 2025, plaintiffs in Portillo filed an amended class action complaint alleging violations of the Sherman Act by Loews Hotels & Co and others. Defendants’ deadline to respond to the amended complaint in Portillo is November 3, 2025.

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

11. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2025, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Boardwalk Pipelines

Boardwalk Pipelines’ future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of September 30, 2025, the commitments totaled approximately $273 million, which are expected to be settled through 2028.

12. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the equity method of accounting for Altium Packaging. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding Loews Corporation’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended September 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,783				$2,783
Net investment income	638	$4	$4	$97	743
Investment losses	(7)				(7)
Non-insurance warranty revenue	393				393
Operating revenues and other	10	542	207		759
Total	3,817	546	211	97	4,671

Expenses:

Insurance claims and policyholders’ benefits (a)	2,032				2,032
Amortization of deferred acquisition costs	483				483
Non-insurance warranty expense	377				377
Operating expenses and other (b)	376	382	221	21	1,000
Equity method (income) loss			(25)	3	(22)
Interest	36	40	18	18	112
Total	3,304	422	214	42	3,982
Income (loss) before income tax	513	124	(3)	55	689
Income tax expense	(110)	(30)		(13)	(153)
Net income (loss)	403	94	(3)	42	536
Amounts attributable to noncontrolling interests	(32)				(32)
Net income (loss) attributable to Loews Corporation	$371	$94	$(3)	$42	$504

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $41 million and favorable net prior year loss reserve development of $1 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended September 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$324				$324
Operating expenses		$190	$144		334
Depreciation and amortization		107	27	$1	135
Other (c)	52	85	50	20	207
Operating expenses and other	$376	$382	$221	$21	$1,000

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Three Months Ended September 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,593				$2,593
Net investment income	626	$9	$2	$139	776
Investment losses	(10)				(10)
Non-insurance warranty revenue	401				401
Operating revenues and other	8	474	224		706
Total	3,618	483	226	139	4,466

Expenses:

Insurance claims and policyholders’ benefits (a)	2,019				2,019
Amortization of deferred acquisition costs	457				457
Non-insurance warranty expense	387				387
Operating expenses and other (b)	362	332	218	18	930
Equity method loss				9	9
Interest	32	47	17	18	114
Total	3,257	379	235	45	3,916
Income (loss) before income tax	361	104	(9)	94	550
Income tax (expense) benefit	(78)	(27)	1	(21)	(125)
Net income (loss)	283	77	(8)	73	425
Amounts attributable to noncontrolling interests	(24)				(24)
Net income (loss) attributable to Loews Corporation	$259	$77	$(8)	$73	$401

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $143 million and unfavorable net prior year loss reserve development of $17 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended September 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$321				$321
Operating expenses		$147	$145		292
Depreciation and amortization		107	24	$1	132
Other (c)	41	78	49	17	185
Operating expenses and other	$362	$332	$218	$18	$930

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Nine Months Ended September 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$8,103				$8,103
Net investment income	1,904	$8	$9	$144	2,065
Investment losses	(62)				(62)
Non-insurance warranty revenue	1,188				1,188
Operating revenues and other	28	1,697	701		2,426
Total	11,161	1,705	710	$144	13,720

Expenses:

Insurance claims and policyholders’ benefits (a)	6,144				6,144
Amortization of deferred acquisition costs	1,423				1,423
Non-insurance warranty expense	1,146				1,146
Operating expenses and other (b)	1,107	1,143	678	52	2,980
Equity method (income) loss			(60)	21	(39)
Interest	99	119	52	54	324
Total	9,919	1,262	670	127	11,978
Income before income tax	1,242	443	40	17	1,742
Income tax expense	(266)	(109)	(15)	(8)	(398)
Net income	976	334	25	9	1,344
Amounts attributable to noncontrolling interests	(79)				(79)
Net income attributable to Loews Corporation	$897	$334	$25	$9	$1,265

September 30, 2025

Total assets	$69,704	$10,133	$2,502	$3,602	$85,941

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $200 million and unfavorable net prior year loss reserve development of $190 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Nine Months Ended September 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$982				$982
Operating expenses		$559	$444		1,003
Depreciation and amortization		333	75	$2	410
Other (c)	125	251	159	50	585
Operating expenses and other	$1,107	$1,143	$678	$52	$2,980

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Nine Months Ended September 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$7,532				$7,532
Net investment income	1,853	$22	$7	$202	2,084
Investment losses	(42)				(42)
Non-insurance warranty revenue	1,212				1,212
Operating revenues and other	26	1,466	686		2,178
Total	10,581	1,488	693	202	12,964

Expenses:

Insurance claims and policyholders’ benefits (a)	5,708				5,708
Amortization of deferred acquisition costs	1,336				1,336
Non-insurance warranty expense	1,169				1,169
Operating expenses and other (b)	1,077	991	652	58	2,778
Equity method (income) loss			(59)	15	(44)
Interest	101	137	37	56	331
Total	9,391	1,128	630	129	11,278
Income before income tax	1,190	360	63	73	1,686
Income tax expense	(252)	(92)	(20)	(17)	(381)
Net income	938	268	43	56	1,305
Amounts attributable to noncontrolling interests	(78)				(78)
Net income attributable to Loews Corporation	$860	$268	$43	$56	$1,227

September 30, 2024

Total assets	$67,305	$10,535	$2,497	$3,280	$83,617

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $313 million and unfavorable net prior year loss reserve development of $33 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Nine Months Ended September 30, 2024	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$937				$937
Operating expenses		$434	$431		865
Depreciation and amortization		321	69	$2	392
Other (c)	140	236	152	56	584
Operating expenses and other	$1,077	$991	$652	$58	$2,778

(c)	Other expenses for each reportable segment include:
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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions, except per share data)

CNA Financial	$371	$259	$897	$860
Boardwalk Pipelines	94	77	334	268
Loews Hotels & Co	(3)	(8)	25	43
Corporate	42	73	9	56
Net income attributable to Loews Corporation	$504	$401	$1,265	$1,227

Basic net income per share	$2.43	$1.83	$6.03	$5.55

Diluted net income per share	$2.43	$1.82	$6.03	$5.54

Net income attributable to Loews Corporation for the three months ended September 30, 2025 was $504 million, or $2.43 per share, compared to net income of $401 million, or $1.82 per share in the comparable 2024 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2025 was $1,265 million, or $6.03 per share, compared to net income of $1,227 million, or $5.54 per share in the comparable 2024 period.

The increase in net income attributable to Loews Corporation for the three months ended September 30, 2025 as compared to the comparable 2024 period was primarily driven by higher net income at CNA and Boardwalk Pipelines and improved results at Loews Hotels & Co, partially offset by lower investment income at the parent company. The increase at CNA is driven by improved underwriting results in CNA’s commercial property and casualty insurance operations primarily due to lower catastrophe losses, improved underlying underwriting results and higher net investment income. The increase at Boardwalk Pipelines is primarily due to increased revenues due to re-contracting at higher rates, recently completed growth projects and increased storage and parking and lending revenues. The improved results at Loews Hotels & Co is primarily due to higher equity income from the Universal Orlando Resort joint ventures and improved earnings at the Loews Arlington Hotel and Convention Center, partially offset by lower earnings at the Loews Miami Beach Hotel due to renovations at the property. Parent company investment income decreased due to lower investment income from the parent company trading portfolio.

The increase in net income attributable to Loews Corporation for the nine months ended September 30, 2025 as compared to the comparable 2024 period was primarily driven by higher net income at CNA and Boardwalk Pipelines, partially offset by lower net income at Loews Hotels & Co and lower investment income at the parent company. The increase at CNA is primarily due to lower catastrophe losses, higher net investment income and improved underlying underwriting results in CNA’s commercial property and casualty insurance operations, partially offset by unfavorable net prior year loss reserve development, including development related to legacy mass tort abuse reserves, and higher investment losses. The increase at Boardwalk Pipelines is primarily due to increased revenues from re-contracting at higher rates, recently completed growth projects and increased storage and parking and lending revenues. The decrease at Loews Hotels & Co is primarily due to higher interest expense. Parent company investment income decreased due to lower investment income from the parent company trading portfolio.

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2025 and 2024 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Insurance premiums	$2,783	$2,593	$8,103	$7,532
Net investment income	638	626	1,904	1,853
Investment losses	(7)	(10)	(62)	(42)
Non-insurance warranty revenue	393	401	1,188	1,212
Other revenues	10	8	28	26
Total	3,817	3,618	11,161	10,581
Expenses:
Insurance claims and policyholders’ benefits	2,032	2,019	6,144	5,708
Amortization of deferred acquisition costs	483	457	1,423	1,336
Non-insurance warranty expense	377	387	1,146	1,169
Other operating expenses	376	362	1,107	1,077
Interest	36	32	99	101
Total	3,304	3,257	9,919	9,391
Income before income tax	513	361	1,242	1,190
Income tax expense	(110)	(78)	(266)	(252)
Net income	403	283	976	938
Amounts attributable to noncontrolling interests	(32)	(24)	(79)	(78)
Net income attributable to Loews Corporation	$371	$259	$897	$860

Three Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation increased $112 million for the three months ended September 30, 2025 as compared with the comparable 2024 period, driven by improved underwriting results in CNA’s commercial property and casualty insurance operations primarily due to lower catastrophe losses, improved underlying underwriting results and higher net investment income.

Nine Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation increased $37 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period, primarily due to higher net investment income, lower catastrophe losses and improved underlying underwriting results in CNA’s commercial property and casualty insurance operations, partially offset by unfavorable net prior year loss reserve development, including development related to legacy mass tort abuse reserves, and higher investment losses.

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

The following tables present reconciliations of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$159	$211	$41	$411	$(40)	$371
Investment (gains) losses	3	4	3	10	(4)	6
Noncontrolling interests	14	18	3	35	(3)	32
Core income (loss)	$176	$233	$47	$456	$(47)	$409
Less:
Net investment income	162	192	42	396
Non-insurance warranty revenue	16			16
Other revenue (expense), including interest expense	(15)	(3)	1	(17)
Income tax expense on core income	(47)	(62)	(24)	(133)
Underwriting gain	60	106	28	194
Effect of catastrophe losses		39	2	41
Underlying underwriting gain	$60	$145	$30	$235

Three Months Ended September 30, 2024

Net income (loss) attributable to Loews Corporation	$153	$121	$31	$305	$(46)	$259
Investment (gains) losses	4	7	2	13	(6)	7
Pension settlement losses					3	3
Noncontrolling interests	14	11	3	28	(4)	24
Core income (loss)	$171	$139	$36	$346	$(53)	$293
Less:
Net investment income	157	183	32	372
Non-insurance warranty revenue	14			14
Other (revenue) expense, including interest expense	(12)	(3)	8	(7)
Income tax expense on core income	(47)	(38)	(16)	(101)
Underwriting gain (loss)	59	(3)	12	68
Effect of catastrophe losses		127	16	143
Effect of favorable development-related items			(2)	(2)
Underlying underwriting gain	$59	$124	$26	$209

Nine Months Ended September 30, 2025	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$448	$507	$124	$1,079	$(182)	$897
Investment losses	16	23	2	41	8	49
Noncontrolling interests	39	45	11	95	(16)	79
Core income (loss)	$503	$575	$137	$1,215	$(190)	$1,025
Less:
Net investment income	483	575	114	1,172
Non-insurance warranty revenue	42			42
Other revenue (expense), including interest expense	(40)	(10)	12	(38)
Income tax expense on core income	(137)	(153)	(55)	(345)
Underwriting gain	155	163	66	384
Effect of catastrophe losses		182	18	200
Effect of unfavorable development-related items	10	54		64
Underlying underwriting gain	$165	$399	$84	$648

Nine Months Ended September 30, 2024

Net income (loss) attributable to Loews Corporation	$457	$400	$106	$963	$(103)	$860
Investment (gains) losses	19	28	1	48	(15)	33
Pension settlement losses					3	3
Noncontrolling interests	41	36	10	87	(9)	78
Core income (loss)	$517	$464	$117	$1,098	$(124)	$974
Less:
Net investment income	461	534	95	1,090
Non-insurance warranty revenue	43			43
Other (revenue) expense, including interest expense	(40)	(10)	5	(45)
Income tax expense on core income	(142)	(125)	(41)	(308)
Underwriting gain	195	65	58	318
Effect of catastrophe losses		285	28	313
Effect of favorable development-related items	(8)		(5)	(13)
Underlying underwriting gain	$187	$350	$81	$618

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,700	$1,569	$322	$3,591
Gross written premiums excluding third-party captives	1,009	1,559	322	2,890
Net written premiums	867	1,251	319	2,437
Net earned premiums	881	1,453	344	2,678
Underwriting gain	60	106	28	194
Net investment income	162	192	42	396
Core income	176	233	47	456

Other performance metrics:
Loss ratio	60.6%	66.1%	59.1%	63.4%
Expense ratio	32.5	26.1	32.7	29.1
Dividend ratio	0.2	0.5		0.3
Combined ratio	93.3%	92.7%	91.8%	92.8%
Less: Effect of catastrophe impacts		2.7	0.6	1.5
Underlying combined ratio	93.3%	90.0%	91.2%	91.3%
Underlying loss ratio	60.6%	63.4%	58.5%	61.9%

Rate	3%	5%	(6)%	3%
Renewal premium change	4	6	(3)	4
Retention	86	79	83	81
New business	$131	$324	$94	$549

Three Months Ended September 30, 2024

Gross written premiums	$1,743	$1,547	$305	$3,595
Gross written premiums excluding third-party captives	982	1,538	305	2,825
Net written premiums	862	1,221	277	2,360
Net earned premiums	848	1,325	311	2,484
Underwriting gain (loss)	59	(3)	12	68
Net investment income	157	183	32	372
Core income	171	139	36	346

Other performance metrics:
Loss ratio	60.1%	72.0%	62.5%	66.7%
Expense ratio	32.7	27.7	33.6	30.2
Dividend ratio	0.2	0.5		0.3
Combined ratio	93.0%	100.2%	96.1%	97.2%
Less: Effect of catastrophe impacts		9.6	5.1	5.8
Less: Effect of favorable development-related items		(0.1)	(0.7)	(0.2)
Underlying combined ratio	93.0%	90.7%	91.7%	91.6%
Underlying loss ratio	60.1%	62.5%	58.1%	61.1%

Rate		6%	(2)%	3%
Renewal premium change	2%	8	1	5
Retention	89	84	82	85
New business	$129	$345	$73	$547

Nine Months Ended September 30, 2025	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$5,064	$5,487	$1,132	$11,683
Gross written premiums excluding third-party captives	2,952	5,301	1,132	9,385
Net written premiums	2,601	4,312	976	7,889
Net earned premiums	2,573	4,235	978	7,786
Underwriting gain	155	163	66	384
Net investment income	483	575	114	1,172
Core income	503	575	137	1,215

Other performance metrics:
Loss ratio	60.7%	68.7%	60.3%	65.0%
Expense ratio	33.0	26.9	32.9	29.7
Dividend ratio	0.3	0.5		0.4
Combined ratio	94.0%	96.1%	93.2%	95.1%
Less: Effect of catastrophe impacts		4.3	1.8	2.6
Less: Effect of unfavorable development-related items	0.4	1.3		0.8
Underlying combined ratio	93.6%	90.5%	91.4%	91.7%
Underlying loss ratio	60.3%	63.1%	58.5%	61.6%

Rate	3%	5%	(4)%	3%
Renewal premium change	4	7	(1)	5
Retention	87	82	85	83
New business	$365	$1,114	$280	$1,759

Nine Months Ended September 30, 2024

Gross written premiums	$5,153	$5,160	$1,096	$11,409
Gross written premiums excluding third-party captives	2,846	5,022	1,096	8,964
Net written premiums	2,511	4,017	896	7,424
Net earned premiums	2,493	3,774	937	7,204
Underwriting gain	195	65	58	318
Net investment income	461	534	95	1,090
Core income	517	464	117	1,098

Other performance metrics:
Loss ratio	59.3%	69.7%	60.6%	64.9%
Expense ratio	32.5	28.1	33.1	30.3
Dividend ratio	0.3	0.5		0.4
Combined ratio	92.1%	98.3%	93.7%	95.6%
Less: Effect of catastrophe impacts		7.5	3.0	4.3
Less: Effect of favorable development-related items	(0.3)		(0.5)	(0.2)
Underlying combined ratio	92.4%	90.8%	91.2%	91.5%
Underlying loss ratio	59.6%	62.2%	58.1%	60.8%

Rate	1%	6%		4%
Renewal premium change	2	8	2%	5
Retention	89	84	81	85
New business	$341	$1,117	$213	$1,671

Three Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Gross written premiums, excluding third-party captives, for Specialty increased $27 million for the three months ended September 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Specialty increased $5 million for the three months ended September 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the three months ended September 30, 2025 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $22 million for the three months ended September 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention and new business. Net written premiums for Commercial increased $30 million for the three months ended September 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the three months ended September 30, 2025 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $17 million for the three months ended September 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $9 million driven by higher new business partially offset by lower rate. Net written premiums for International increased $42 million for the three months ended September 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $33 million for the three months ended September 30, 2025 as compared with the comparable 2024 period driven by a true-up due to a reduction in anticipated reinsurance costs for prior treaty terms in the third quarter of 2025. The increase in net earned premiums for the three months ended September 30, 2025 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $110 million for the three months ended September 30, 2025 as compared with the comparable 2024 period primarily due to lower catastrophe losses, improved underlying underwriting results and higher net investment income.

Catastrophe losses for Property & Casualty Operations were $41 million for the three months ended September 30, 2025 as compared with $143 million for the comparable 2024 period, driven by severe weather related events. Catastrophe losses for the three months ended September 30, 2024 included $55 million for Hurricane Helene. For the three months ended September 30, 2025 and 2024, Specialty had no catastrophe losses, Commercial had catastrophe losses of $39 million and $127 million and International had catastrophe losses of $2 million and $16 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $1 million and $5 million was recorded for the three months ended September 30, 2025 and 2024. For the three months ended September 30, 2025 and 2024, Specialty recorded no net prior year loss reserve development, Commercial recorded favorable net prior year loss reserve development of $1 million and $3 million and International recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $2 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 0.3 points for the three months ended September 30, 2025 as compared with the comparable 2024 period due to a 0.5 point increase in the loss ratio, partially offset by a 0.2 point improvement in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio. The improvement in the expense ratio was primarily driven by higher net earned premiums.

Commercial’s combined ratio improved 7.5 points for the three months ended September 30, 2025 as compared with the comparable 2024 period due to a 5.9 point improvement in the loss ratio and a 1.6 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower catastrophes losses, which were 2.7 points of the loss ratio for the three months ended September 30, 2025, as compared with 9.6 points of the loss ratio in the comparable 2024 period, partially offset by an increase in the underlying loss ratio related to social inflation impacted lines. The improvement in the expense ratio was primarily driven by a lower acquisition ratio and higher net earned premiums.

International’s combined ratio improved 4.3 points for the three months ended September 30, 2025 as compared with the comparable 2024 period due to a 3.4 point improvement in the loss ratio and a 0.9 improvement in the expense ratio. The improvement in the loss ratio was primarily driven by lower catastrophe losses, which were 0.6 points of the loss ratio for the three months ended September 30, 2025, as compared with 5.1 points of the loss ratio in the comparable 2024 period, partially offset by no net prior year loss reserve development recorded in the current year period compared with favorable net prior year loss reserve development in the comparable 2024 period, and an increase in the underlying loss ratio. The improvement in the expense ratio was primarily driven by higher net earned premiums.

Nine Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Gross written premiums, excluding third-party captives, for Specialty increased $106 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Specialty increased $90 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the nine months ended September 30, 2025 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $327 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Commercial increased $295 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period. The increase in net earned premiums for the nine months ended September 30, 2025 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $36 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $38 million driven by higher new business and retention partially offset by lower rate. Net written premiums for International increased $80 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $77 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period driven by a true-up due to a reduction in anticipated reinsurance costs for prior treaty terms in the third quarter of 2025. The increase in net earned premiums for the nine months ended September 30, 2025 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations increased $117 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period primarily due to higher net investment income, lower catastrophe losses and improved underlying underwriting results, partially offset by unfavorable net prior year loss reserve development.

Catastrophe losses for Property & Casualty Operations were $200 million for the nine months ended September 30, 2025 as compared with $313 million for the comparable 2024 period, driven by severe weather related events. Catastrophe losses for the nine months ended September 30, 2024 included $55 million for Hurricane Helene. For the nine months ended September 30, 2025 and 2024, Specialty had no catastrophe losses, Commercial had catastrophe losses of $182 million and $285 million and International had catastrophe losses of $18 million and $28 million.

Unfavorable net prior year loss reserve development for Property & Casualty Operations of $56 million and favorable net prior year loss reserve development of $24 million was recorded for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, Specialty recorded unfavorable net prior year loss reserve development of $10 million and favorable net prior year loss reserve development of $8 million, Commercial recorded unfavorable net prior year loss reserve development of $46 million and favorable net prior year loss reserve development of $11 million and International recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $5 million. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 1.9 points for the nine months ended September 30, 2025 as compared with the comparable 2024 period primarily due to a 1.4 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in the current year period and an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was driven by higher employee related and acquisition costs partially offset by higher net earned premiums.

Commercial’s combined ratio improved 2.2 points for the nine months ended September 30, 2025 as compared with the comparable 2024 period due to a 1.2 point improvement in the expense ratio and a 1.0 point improvement in the loss ratio. The improvement in the expense ratio was driven by higher net earned premiums and a lower acquisition ratio. The improvement in the loss ratio was due to lower catastrophe losses, which were 4.3 points of the loss ratio for the nine months ended September 30, 2025 as compared with 7.5 points of the loss ratio for the comparable 2024 period, partially offset by unfavorable net prior year loss reserve development and an increase in the underlying loss ratio related to social inflation impacted lines.

International’s combined ratio improved 0.5 points for the nine months ended September 30, 2025 as compared with the comparable 2024 period due to a 0.3 point improvement in the loss ratio and a 0.2 point improvement in the expense ratio. The improvement in the loss ratio was primarily driven by lower catastrophe losses, which were 1.8 points of the loss ratio for the nine months ended September 30, 2025 as compared with 3.0 points of the loss ratio for the comparable 2024 period, partially offset by no net prior year loss reserve development recorded in the current year period compared with favorable net prior year loss reserve development in the comparable 2024 period. The improvement in the expense ratio was primarily driven by higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Net earned premiums	$106	$110	$318	$329
Net investment income	242	254	732	763
Core loss	(47)	(53)	(190)	(124)

Three Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Core results for Other Insurance Operations improved $6 million for the three months ended September 30, 2025 as compared with the comparable 2024 period. The improvement was primarily due to no net prior year loss reserve development in the current year as compared with a $17 million after tax charge in the comparable 2024 period related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves. Further information on the net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. The improvement in core results was partially offset by lower net investment income from limited partnerships. Both periods include assumption updates as a result of the annual long-term care reserve reviews completed in the third quarter of each year.

The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2025 and 2024 resulted in a pretax increase in long-term care reserves of $7 million and $15 million.

The annual structured settlement reserve review resulted in a pretax increase in claim reserves of $2 million for the three months ended September 30, 2025 and a pretax reduction in claim reserves of $9 million for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Core results for Other Insurance Operations decreased $66 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period, primarily due to a $106 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse reserves as compared with a $45 million after-tax charge in the comparable 2024 period. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Core results also reflect lower net investment income from limited partnerships for the nine months ended September 30, 2025 as compared with the comparable 2024 period.

The impact of the assumption updates as a result of the annual long-term care reserve reviews completed in the third quarter of each year is discussed in the three month summary above.

Future Policy Benefit Reserves

Annually in the third quarter, an actuarial analysis is performed on policyholder morbidity, persistency, premium rate actions and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the liability for future policyholder benefits (“LFPB”). For further information on the long-term care reserving process see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

September 30, 2025	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$300
5% increase in morbidity	620
Persistency:
5% decrease in active life mortality and lapse	$180
10% decrease in active life mortality and lapse	350
Premium rate actions:
25% decrease in anticipated future premium rate increases	$30
50% decrease in anticipated future premium rate increases	50

The following table summarizes policyholder reserves for CNA’s Other Insurance Operations:

September 30, 2025	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long-term care		$13,546	$13,546
Structured settlements and other	$538		538
Total	538	13,546	14,084
Ceded reserves	77		77
Total gross reserves	$615	$13,546	$14,161

December 31, 2024
(In millions)

Long-term care		$13,158	$13,158
Structured settlements and other	$541		541
Total	541	13,158	13,699
Ceded reserves	81		81
Total gross reserves	$622	$13,158	$13,780

As part of the annual reserve review, statutory long-term care reserve adequacy is evaluated by premium deficiency testing, by comparing carried statutory reserves with best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2025, statutory long-term care margin increased to $1.5 billion from $1.4 billion.

Boardwalk Pipelines

A significant portion of Boardwalk Pipelines’ revenues is fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as changes in pricing on contract renewals and other factors as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024. The pricing contained in the purchase and sales agreements associated with Boardwalk Pipelines’ ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, Boardwalk Pipelines’ ethane supply services, like its other businesses, has little to no direct commodity price exposure. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Boardwalk Pipelines’ operation and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule and Boardwalk Pipelines’ efforts to monitor, control and reduce emissions, as further discussed in Results of Operations of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Current Growth Projects

Boardwalk Pipelines regularly reviews opportunities to expand its existing facilities and footprint to meet growing demand for transportation and storage services. Recent growth of liquefied natural gas export and power generation demand has led to growth projects for Boardwalk Pipelines. Through the date of this filing, Boardwalk Pipelines has growth projects for which it has executed precedent or long-term firm transportation agreements that are expected to increase capacity on its pipeline systems by an aggregate of 4.2 billion cubic feet per day (“Bcf/d”) at an aggregate cost of approximately $3.0 billion and are scheduled to be completed through 2029. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits.

These projects have lengthy planning and construction periods and, as a result, will not contribute to Boardwalk Pipelines’ earnings and cash flows until they receive the required regulatory approvals and permits and are constructed and placed into service over the next several years. For further discussion of capital expenditures and financing, please see Liquidity and Capital Resources: Subsidiaries of this MD&A. Boardwalk Pipelines’ cost and timing estimates for these projects are based on a variety of inputs such as contractor indicative bids, quotes on materials and internally-developed financial models, metrics and timelines and are subject to a variety of risks and uncertainties, including obtaining timely regulatory and permit approvals and the cost thereof, adverse weather conditions during construction, its ability to acquire and the cost of obtaining rights to construct and operate on land not owned by Boardwalk Pipelines, delays in obtaining and shortages and price increases for key materials (including pipe, compressor stations and related equipment), tariff implications and shortages and increased costs of qualified labor. Factors in the estimates include, among other things, those related to pipeline costs based on mileage, size and type of pipe, materials including compressors and related equipment, land, engineering and construction costs and timely receipt of all necessary permits and approvals. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. In addition, failure to timely meet development milestones may result in, among other things, contractual counterparties having the ability to terminate contracts with Boardwalk Pipelines. Refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

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

Boardwalk Pipelines executed two precedent agreements for the Southeast Compression for Utility Reliability Expansion Project (“SECURE project”), which is expected to increase the capacity of its pipeline system by 0.3 Bcf/d and provide additional transportation from west to east across its pipeline systems. This project is expected to increase the peak-day transmission capacity by increasing the horsepower at three existing compressor stations and constructing a new compressor station. This project supports growing energy demand and power generation needs, has an expected in-service date of the first half of 2028, and remains subject to FERC approval and receipt of environmental permits and authorizations.

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

The Eunice – Iowa project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system by approximately 0.1 Bcf/d of incremental capacity to the Lake Charles, Louisiana area and is supported by three precedent agreements. The project has an expected in-service date of the first half of 2027 and consists of the addition of compression facilities. This project has been approved by FERC but remains subject to acquisition of land rights.

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

In October 2025, Boardwalk Pipelines executed a precedent agreement that is expected to increase the capacity of its pipeline system by approximately 1.5 Bcf/d through the construction of approximately 155 miles of natural gas pipeline and the addition of compression facilities. The Texas Gateway Project is designed to connect supply from the Katy and Carthage, Texas hubs for delivery to growing demand in Southwest Louisiana near Gillis and increase liquidity, supply security and flow assurance for liquified natural gas exporters, electric utilities, industrial users and natural gas producers. This project has an expected in-service date of the second half of 2029 and remains subject to FERC approval, acquisition of land rights, receipt of environmental permits and authorizations and other conditions precedent.

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

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2025 and 2024, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Operating revenues and other	$542	$474	$1,697	$1,466
Interest income	4	9	8	22
Total	546	483	1,705	1,488
Expenses:
Operating and other:
Operating costs and expenses	275	225	810	670
Depreciation and amortization	107	107	333	321
Interest	40	47	119	137
Total	422	379	1,262	1,128
Income before income tax	124	104	443	360
Income tax expense	(30)	(27)	(109)	(92)
Net income attributable to Loews Corporation	$94	$77	$334	$268
EBITDA	$267	$249	$887	$796

Three Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation and EBITDA increased $17 million and $18 million for the three months ended September 30, 2025 as compared with the comparable 2024 period, primarily due to the reasons discussed below.

Total revenues increased $63 million for the three months ended September 30, 2025 as compared with the comparable 2024 period. Boardwalk Pipelines’ transportation revenues increased $26 million, primarily due to re-contracting at higher rates and recently completed growth projects; storage, parking and lending revenues increased $9 million due to favorable market conditions which allowed for contracting at higher rates; and product sales revenues increased $33 million primarily due to higher ethane pricing in 2025.

Operating and other expenses increased $50 million for the three months ended September 30, 2025 as compared with the comparable 2024 period, primarily from higher product costs associated with higher ethane pricing, increased property taxes due to higher assessments and an increased asset base, and increased administrative and general costs due to higher employee-related and outside services costs.

Interest expenses decreased $7 million for the three months ended September 30, 2025 as compared with the comparable 2024 period due to the pre-financing of a December 2024 debt maturity.

Nine Months Ended September 30, 2025 Compared to the Comparable 2024 Period

Net income attributable to Loews Corporation and EBITDA increased $66 million and $91 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period, primarily due to the reasons discussed below.

Total revenues increased $217 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period. Boardwalk Pipelines’ transportation revenues increased $92 million, primarily due to re-contracting at higher rates, recently completed growth projects and higher utilization-based revenue; storage, parking and lending revenues increased $26 million due to favorable market conditions which allowed for contracting at higher rates; and product sales revenues increased $115 million primarily from higher volumes from the sale of ethane due to a customer outage in 2024, which impacted 2024 volumes, and higher ethane pricing in 2025.

Operating and other expenses increased $152 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period, primarily from higher product costs associated with increased ethane product sales; increased depreciation and amortization expense and increased property taxes due to higher assessments and an increased asset base.

Interest expenses decreased $18 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period due to the pre-financing of a December 2024 debt maturity.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Net income attributable to Loews Corporation	$94	$77	$334	$268
Interest, net	36	38	111	115
Income tax expense	30	27	109	92
Depreciation and amortization	107	107	333	321
EBITDA	$267	$249	$887	$796

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2025 and 2024, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Operating revenue	$180	$195	$613	$597
Revenues related to reimbursable expenses	31	31	97	96
Total	211	226	710	693
Expenses:
Operating and other	163	163	506	487
Reimbursable expenses	31	31	97	96
Depreciation and amortization	27	24	75	69
Equity income from joint ventures	(25)		(60)	(59)
Interest	18	17	52	37
Total	214	235	670	630
Income (loss) before income tax	(3)	(9)	40	63
Income tax (expense) benefit		1	(15)	(20)
Net income (loss) attributable to Loews Corporation	$(3)	$(8)	$25	$43

Net income (loss) attributable to Loews Corporation improved $5 million and decreased $18 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods primarily due to the reasons discussed below.

Operating revenues declined by $15 million and increased by $16 million and operating and other expenses were consistent with and increased by $19 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods. The decrease in operating revenues for the three-month period was primarily due to renovations at the Loews Miami Beach Hotel, which reduced the number of available and occupied room nights at the property, partially offset by higher revenues at the Loews Arlington Hotel and Convention Center. The increase in operating revenues during the nine-month period was primarily due to higher average daily rates and higher food and beverage revenues, largely driven by the Loews Arlington Hotel and Convention Center being open for the entirety of 2025. These increases were partially offset by the decline in revenues associated with the Loews Miami Beach Hotel renovations. The increase in operating and other expenses for the nine-month period was primarily due to higher costs associated with the Loews Arlington Hotel and Convention Center and the termination of a contract with a minority owner in the first quarter of 2025.

Equity income from joint ventures increased $25 million and $1 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods. Equity income from joint ventures was negatively impacted by impairment charges recorded at certain joint venture hotels, which reduced equity income by $9 million in the first quarter of 2025 and by $19 million in the third quarter of 2024. Excluding the impact of these charges, equity income from joint ventures increased $6 million and decreased $9 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods. The increase for the three-month period was primarily driven by growth in the overall average daily rate and an increase in the number of occupied room nights at the Universal Orlando Resort, including those attributable to the three new hotels that opened earlier in 2025. The decrease for the nine-month period was primarily due to higher expenses, including pre-opening costs, depreciation and interest expense, related to these new hotels, as well as a reduction in net distributions, which reduced earnings at a Universal Orlando Resort joint venture, to support property improvement costs.

Depreciation and amortization expense increased $3 million and $6 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods. For the three-month period this increase was driven by accelerated depreciation of assets being replaced by renovations at certain properties. The increase for the nine-month period was also due to the Loews Arlington Hotel and Convention Center being open for the entirety of the 2025 period.

Interest expense increased $1 million and $15 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods. For the nine-month period the increase is primarily due to lower capitalized interest on projects under development and higher interest rates on certain debt refinanced in 2024.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2025 and 2024 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Revenues:
Net investment income	$97	$139	$144	$202
Expenses:
Operating and other	21	18	52	58
Equity method loss	3	9	21	15
Interest	18	18	54	56
Total	42	45	127	129
Income before income tax	55	94	17	73
Income tax expense	(13)	(21)	(8)	(17)
Net income attributable to Loews Corporation	$42	$73	$9	$56

Net income attributable to Loews Corporation decreased $31 million and $47 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods. The change in net income for the three and nine month periods is primarily due to the reason discussed below.

Net investment income for the Parent Company decreased $42 million and $58 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods, primarily due to results from the trading portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.6 billion at September 30, 2025 as compared to $3.3 billion at December 31, 2024. During the nine months ended September 30, 2025, we received $1.1 billion in cash dividends from our subsidiaries: $840 million from CNA, including a special cash dividend of $497 million, and distributions of $225 million from Boardwalk Pipelines. Cash outflows during the nine months ended September 30, 2025 included the payment of $706 million to fund treasury stock purchases and $39 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market (including, with respect to our common stock, in open market transactions that may or may not satisfy all of the conditions of the Rule 10b-18 voluntary safe harbor), in privately negotiated transactions or otherwise. During the nine months ended September 30, 2025, we purchased 8.0 million shares of Loews Corporation common stock for $683 million. As of October 31, 2025, we repurchased 0.3 million additional shares of Loews Corporation common stock in 2025 for $29 million. As of October 31, 2025, there were 206,659,567 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $1.9 billion for the nine months ended September 30, 2025 and 2024. The cash provided by operating activities was driven by an increase in premiums collected and higher cash from investment earnings, offset by an increase in net claim payments and higher operating expenses.

CNA paid cash dividends of $3.38 per share on its common stock, including a special cash dividend of $2.00 per share, during the nine months ended September 30, 2025. On October 31, 2025, CNA’s Board of Directors declared a quarterly cash dividend of $0.46 per share, payable December 4, 2025 to shareholders of record on November 17, 2025. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2025, CCC was in a positive earned surplus position. CCC paid dividends of $755 million and $635 million during the nine months ended September 30, 2025 and 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In August of 2025, CNA completed a public offering of $500 million aggregate principal amount of its 5.2% senior notes due August 15, 2035.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $98 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period, primarily due to changes in net income.

As described in Current Growth Projects above, Boardwalk Pipelines is currently engaged in growth projects for which it has executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate cost associated with these agreements is approximately $3.0 billion, which is expected to be spent through 2029. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project’s expected in-service date. Boardwalk Pipelines expects to finance these growth projects through a combination of operating cash flows and the issuance of long-term debt, including borrowings under its revolving credit facility. Boardwalk Pipelines’ cost and timing estimates for these projects are subject to a variety of risks and uncertainties and are based on the factors described in Boardwalk Pipelines: Current Growth Projects in this MD&A. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. Refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

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

For the nine months ended September 30, 2025 and 2024, Boardwalk Pipelines’ capital expenditures were $222 million and $292 million, consisting of growth capital expenditures of $98 million and $170 million and maintenance capital expenditures of $124 million and $122 million.

Additionally, as of September 30, 2025, Boardwalk Pipelines has future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $273 million, which are expected to be settled through 2028.

As of September 30, 2025, Boardwalk Pipelines had the full borrowing capacity of $1.0 billion available under its revolving credit facility. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912 million from May 28, 2027 to May 26, 2028. As of September 30, 2025, Boardwalk Pipelines has an effective shelf registration statement on file with the SEC under which it may publicly issue up to $900 million of debt securities, warrants or rights from time to time. Boardwalk Pipelines expects to retire the outstanding $550 million aggregate principal amount of its 6.0% debt in June 2026 at maturity, through borrowings under its revolving credit facility or the issuance of debt securities. Boardwalk Pipelines believes that its existing capital resources, including its cash and cash equivalents, revolving credit facility and cash flows from operating activities, will be adequate to fund its anticipated obligations over the next twelve months.

During the nine months ended September 30, 2025, Boardwalk Pipelines paid distributions of $225 million to the Company.

Loews Hotels & Co, through its subsidiaries, has mortgage loans maturing beyond twelve months as of September 30, 2025, which it may refinance before they mature. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Fixed income securities:
Taxable fixed income securities	$506	$490	$1,510	$1,446
Tax-exempt fixed income securities	44	35	114	109
Total fixed income securities	550	525	1,624	1,555
Limited partnership and common stock investments	71	80	225	226
Other, net of investment expense	17	21	55	72
Net investment income	$638	$626	$1,904	$1,853

Effective income yield for the fixed income securities portfolio	4.8%	4.8%	4.8%	4.8%
Limited partnership and common stock return for the period	2.5%	3.1%	8.3%	9.4%

CNA’s net investment income increased $12 million and $51 million for the three and nine months ended September 30, 2025 as compared with the comparable 2024 periods, driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(6)	$(17)	$(55)	$(38)
States, municipalities and political subdivisions	1	(1)		(3)
Asset-backed	(5)	(4)	(12)	(25)
Total fixed maturity securities	(10)	(22)	(67)	(66)
Non-redeemable preferred stock	4	13	10	25
Derivatives, short-term and other	(1)	(1)	(5)	(1)
Total investment losses	(7)	(10)	(62)	(42)
Income tax benefit	1	3	13	9
Amounts attributable to noncontrolling interests	1		4	3
Investment losses attributable to Loews Corporation	$(5)	$(7)	$(45)	$(30)

CNA’s pretax investment losses improved $3 million for the three months ended September 30, 2025 as compared with the comparable 2024 period.

CNA’s pretax investment losses increased $20 million for the nine months ended September 30, 2025 as compared with the comparable 2024 period, driven by a lower favorable change in the fair value of non-redeemable preferred stock and higher net losses on disposals of fixed maturity securities, partially offset by lower impairment losses.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,261	$(251)	$2,936	$(369)
AAA	4,128	(136)	3,010	(217)
AA	6,883	(438)	6,369	(567)
A	11,162	(121)	10,260	(379)
BBB	16,510	(178)	16,757	(729)
Non-investment grade	1,758	(37)	1,779	(64)
Total	$43,702	$(1,161)	$41,111	$(2,325)

As of September 30, 2025 and December 31, 2024, 1% of CNA’s fixed maturity portfolio was rated internally. Additionally, as of September 30, 2025 and December 31, 2024, CNA assigned a AAA rating to $653 million and $199 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,959	$281
AAA	1,367	248
AA	3,765	633
A	5,049	436
BBB	7,846	627
Non-investment grade	705	70
Total	$20,691	$2,295

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$799	$14
Due after one year through five years	5,977	281
Due after five years through ten years	5,478	594
Due after ten years	8,437	1,406
Total	$20,691	$2,295

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

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,679	9.8	$14,915	9.8
Property & Casualty and other	30,754	4.6	28,779	4.3
Total	$46,433	6.3	$43,694	6.2

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

RECENT LEGISLATION

On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted. The OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The provisions of the OBBBA have not had a material impact on the Company’s results of operations or financial condition. The OBBBA is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2025 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2025 - July 31, 2025	69,629	$89.93	N/A	N/A

August 1, 2025 - August 31, 2025	30,000	$89.87	N/A	N/A

September 1, 2025 - September 30, 2025	488,330	$96.75	N/A	N/A

Item 5. Other Information

None

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.
+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 3, 2025	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

