Form 10-K
period 2025-12-31
LOEWS CORP
filed 2026-02-10
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15,362,000,000.

As of February 6, 2026, there were 206,052,874 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders, intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year, are incorporated by reference into Part III of this Report.

1

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2025

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other filings with the Securities and Exchange Commission (“SEC”) and periodic press releases made by us and our subsidiaries and certain statements made by us and our subsidiaries and our and their officers in presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include any statement that does not directly relate to any historical or current fact. Forward-looking statements may project, indicate or imply future results, events, performance or achievements, and such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our or our subsidiaries’ control, that could cause actual results to differ materially from those anticipated or projected.

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
•CNA’s exposure to mass tort claims against its insureds and changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories;
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
•Changes in U.S. trade policy and the impact of tariffs;
•Changes in the debt markets and increases in interest rates;
•Failure to comply with environmental or worker safety laws or regulations or an accidental release of pollutants into the environment;
•Legislative and regulatory initiatives relating to new or more stringent pipeline safety requirements;
•A failure in Boardwalk Pipelines’ computer systems or a cybersecurity attack;
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
•Boardwalk Pipelines’ reliance on a limited number of customers for a substantial portion of its revenues;
•Operating and financial covenants in Boardwalk Pipelines’ revolving credit facility;
•Boardwalk Pipelines’ indebtedness may affect its ability to meet its obligations and may otherwise restrict its activities;
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

Risks Related to Us and Our Subsidiaries Generally

•Failures or interruptions in or breaches to our or our subsidiaries’ computer systems or those of certain third parties;
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
•Competition for senior executives and qualified specialized talent; and
•Scrutiny and changing expectations from stakeholders with respect to sustainability practices may impose additional costs on us and our subsidiaries or expose us and our subsidiaries to new or additional risks.

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

•commercial property and casualty insurance (CNA Financial Corporation, an approximately 92% owned subsidiary);

•transportation and storage of natural gas and natural gas liquids, olefins and other hydrocarbons (Boardwalk Pipeline Partners, LP, a wholly owned subsidiary); and

•operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

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

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”) and CNA Insurance Company (Europe) S.A. CNA accounted for 81.2%, 81.5% and 83.6% of our consolidated total revenue for the years ended December 31, 2025, 2024 and 2023.

CNA’s insurance products primarily include commercial property and casualty coverages, including surety. CNA’s services include warranty, risk management, information services and claims administration. CNA’s products and services are primarily marketed through independent agents, retail and wholesale brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. The property and casualty insurance industry is highly competitive, both as it relates to rate and service. CNA competes with a large number of stock and mutual insurance companies, as well as other entities, for both distributors and customers.

Property & Casualty Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) includes its Specialty, Commercial and International lines of business.

Specialty

Specialty provides management and professional liability and other property and casualty coverages, products and services using a network of retail and wholesale brokers, independent agents and managing general underwriters. Specialty includes the following business groups:

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

Warranty and Alternative Risks: Warranty and Alternative Risks provides extended service contracts and related insurance products covering mechanical breakdown and similar losses for vehicles, portable electronics and other consumer goods. These service contracts are primarily distributed through independent representatives and sold by automobile dealerships and retailers in North America. CNA’s insurance subsidiaries may issue contractual liability, inland marine, or guaranteed asset protection policies supporting these contracts, a significant portion of which are reinsured through third-party captive programs.

Commercial

Commercial works with a network of retail and wholesale brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds, targeting small business, construction, middle market and other commercial customers. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto, umbrella, and excess and surplus coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace.

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

Other Insurance Operations

Other Insurance Operations include CNA’s run-off long-term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants, certain corporate expenses, including interest on CNA corporate debt, and certain property and casualty businesses in run-off, including A&EP, a legacy portfolio of excess workers’ compensation (“EWC”) policies and certain legacy mass tort reserves.

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

As CNA’s insurance operations are conducted in both domestic and foreign jurisdictions, CNA is subject to a number of regulatory agency requirements applicable to a portion, or all, of CNA’s operations. These include but are not limited to, the State of Illinois Department of Insurance (which is CNA’s global group-wide supervisor), the U.K. Prudential Regulatory Authority (“PRA”) and Financial Conduct Authority (“FCA”), the Office of Superintendent of Financial Institutions (“OSFI”) in Canada, the Luxembourg insurance regulator Commissariat aux Assurances (“CAA”) and the Bermuda Monetary Authority (“BMA”).

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

Capital adequacy and risk management regulations, referred to as Solvency II, apply to CNA’s European Union (“E.U.”) operations and are enacted by the European Commission. CNA’s operations in the U.K. have been subject to the same regulations but are transitioning to a tailored version of Solvency II, known as Solvency UK, developed by the PRA. Additionally, the International Association of Insurance Supervisors (“IAIS”) continues to develop capital requirements as more fully discussed below.

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

The NAIC has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (“GCC”). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (“AM”) approach to assessing group capital as an alternative to the Insurance Capital Standard (“ICS”) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. In 2024, the IAIS concluded that the AM provides comparable outcomes to the ICS. While as of December 31, 2025 the AM continues to undergo further refinement as a part of the implementation process, the finding of comparability by the IAIS represents recognition of existing U.S. solvency regulation.

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

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipelines”) is engaged in the business of transportation and storage of natural gas and natural gas liquids, olefins and other hydrocarbons (herein referred to together as “NGLs”). Boardwalk Pipelines also provides ethane supply and transportation services for petrochemical customers in Louisiana and Texas. Boardwalk Pipelines accounted for 12.6%, 11.8% and 10.3% of our consolidated total revenue for the years ended December 31, 2025, 2024 and 2023.

A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, 100% of the general partner and limited partnership interests of Boardwalk Pipelines.

Boardwalk Pipelines operates in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. Boardwalk Pipelines also provides ethane supply and transportation services for petrochemical customers in Louisiana and Texas. Boardwalk Pipelines owns approximately 14,275 miles of natural gas and NGLs pipelines and underground storage caverns having aggregate capacity of approximately 199.5 billion cubic feet (“Bcf”) of working natural gas and 31.2 million barrels (“MMBbls”) of NGLs. Boardwalk Pipelines’ integrated natural gas pipeline and storage systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and its NGLs pipelines and storage facilities are located in Louisiana and Texas.

Boardwalk Pipelines’ principal natural gas and natural gas liquids businesses are described below:

Natural Gas

Boardwalk Pipelines’ natural gas business, which provides transportation, storage and parking and lending (“PAL”) services for natural gas customers, consists of integrated interstate and intrastate natural gas pipelines and storage facilities. Boardwalk Pipelines owns and operates approximately 13,420 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. In 2025, its natural gas pipeline systems transported approximately 3.9 trillion cubic feet of natural gas. Average daily throughput on Boardwalk Pipelines’ natural gas pipeline systems during 2025 was approximately 10.7 Bcf. Boardwalk Pipelines’ natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 199.5 Bcf.

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

Boardwalk Pipelines has minor intrastate and natural gas pipeline assets in South Texas and Louisiana serving end-use, electric power generator and industrial customers. It also owns natural gas salt dome storage capacity in its Choctaw Hub in Louisiana.

The following table provides information for Boardwalk Pipelines’ natural gas assets owned and operated as of December 31, 2025:

Assets	Miles of Pipeline	Average Daily Throughput (Bcf/d) (a)	Peak-day Delivery Capacity (Bcf/d)	Working Gas Storage Capacity (Bcf)
Gulf South	7,140	7.1	10.9	107.6
Texas Gas	6,000	3.4	6.4	84.3
Other Natural Gas	280	0.2		7.6

(a)	Bcf per day (Bcf/d)

Natural Gas Liquids

Boardwalk Pipelines’ natural gas liquids business, which provides transportation and storage services for NGLs and supply services for ethane and brine customers, consists primarily of NGLs pipelines, salt dome storage facilities and brine infrastructure. Boardwalk Pipelines owns and operates approximately 855 miles of NGLs pipelines in Louisiana and Texas. In 2025, Boardwalk Pipelines’ natural gas liquids pipeline systems transported approximately 144.2 MMBbls of NGLs. Boardwalk Pipelines’ NGLs storage facilities consist of 11 salt dome caverns located in Louisiana with an aggregate storage capacity of approximately 31.2 MMBbls. Boardwalk Pipelines also owns ten salt dome caverns and related brine infrastructure located in Louisiana for use in providing brine supply services and to support the NGLs storage operations. Boardwalk Pipelines’ NGLs pipeline systems access the Gulf Coast petrochemical industry through operations at its Choctaw Hub in Louisiana and its Sulphur Hub in Louisiana. Boardwalk Pipelines accesses ethylene supplies in Texas, which it delivers to petrochemical-industry customers in Louisiana. Boardwalk Pipelines purchases ethane in Texas and Louisiana and utilizes its NGLs pipelines to supply ethane to customers in Texas and Louisiana. The majority of Boardwalk Pipelines’ natural gas liquids customers are industrial and petrochemical end-users.

Following is a summary of the primary subsidiaries comprising Boardwalk Pipelines’ natural gas liquids business:

Boardwalk Louisiana Midstream, LLC (“Louisiana Midstream”) provides transportation and storage services for NGLs, primarily ethylene, and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana. These assets have approximately 31.2 MMBbls of salt dome storage capacity, significant brine supply infrastructure, and approximately 300 miles of pipeline assets, including an extensive ethylene distribution system.

Louisiana Midstream’s Choctaw pipeline network is a common carrier pipeline system situated along the Mississippi River Corridor that serves chemical complexes throughout southeastern Louisiana and provides connectivity to producers and consumers of ethylene. Through interconnections with Boardwalk Petrochemical Pipeline, LLC’s (“Boardwalk Petrochemical”) Evangeline Pipeline and other third-party pipelines, the system links ethylene producers in Texas and the Lake Charles area to the Mississippi River Corridor. Louisiana Midstream also owns eight salt dome caverns and related brine infrastructure located at its Choctaw Hub for use in providing brine supply services and supporting its NGLs storage operations.

Louisiana Midstream’s Sulphur pipeline network is located near Lake Charles, Louisiana, and is connected to local ethylene producers and consumers and area refineries. At its Sulphur Hub, Louisiana Midstream owns and operates five active storage caverns, which are currently in ethylene, ethane and propane service.

Boardwalk Petrochemical owns and operates the Evangeline Pipeline, an approximately 180-mile bi-directional, common carrier, interstate ethylene pipeline that is capable of transporting approximately 4.8 billion pounds of ethylene per year between Texas and Louisiana, and interconnects with Louisiana Midstream’s ethylene distribution system and storage facilities at its Sulphur and Choctaw Hubs. The Evangeline Pipeline links ethylene producers and consumers from Texas to Louisiana.

Boardwalk Ethane Pipeline Company, LLC (“Bayou Ethane”) owns and operates the Bayou Ethane Pipeline, an approximately 375-mile pipeline system originating in Texas, that transports ethane to Southeast Texas and to Louisiana. The Bayou Ethane Pipeline provides common carrier, interstate and intrastate transportation services and interconnects with Louisiana Midstream’s storage facilities at its Sulphur and Choctaw Hubs. The Bayou Ethane Pipeline has the ability to deliver approximately 55.0 MMBbls of ethane per year. Bayou Ethane provides ethane supply and transportation services for petrochemical customers in Louisiana and Texas.

The following table provides information for Boardwalk Pipelines’ natural gas liquids assets owned and operated as of December 31, 2025:

Assets	Miles of Pipeline	Annual Throughput (MMBbls)	Liquids Storage Capacity (MMBbls)
Louisiana Midstream	300	60.8	31.2
Boardwalk Petrochemical	180	38.9
Bayou Ethane	375	44.5

Current Growth Projects

Boardwalk Pipelines regularly reviews opportunities to expand its existing facilities and footprint to meet growing demand for transportation and storage services. The recent growth of liquefied natural gas (“LNG”) export and power generation demand has led to the announcement of additional growth projects for Boardwalk Pipelines. Through the date of this filing, Boardwalk Pipelines has growth projects for which it has executed precedent or long-term firm transportation agreements that are expected to increase capacity on its pipeline systems by an aggregate of 4.2 Bcf/d and its storage working gas capacity by 10 Bcf at an expected aggregate cost of approximately $3.3 billion and are scheduled to be completed through 2030. As of December 31, 2025, Boardwalk Pipelines has spent $135 million on these growth projects. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits and are subject to construction risk.

These projects have lengthy planning and construction periods and, as a result, will not contribute to Boardwalk Pipelines’ earnings and cash flows until they receive the required regulatory approvals and permits and are constructed and placed into service over the next several years. Boardwalk Pipelines’ cost and timing estimates for these projects are based on a variety of inputs such as contractor indicative bids, quotes on materials and internally-developed financial models, metrics and timelines and are subject to a variety of risks and uncertainties, including obtaining timely regulatory and permit approvals and the cost thereof, adverse weather conditions during construction, its ability to acquire and the cost of obtaining rights to construct and operate on land not owned by Boardwalk Pipelines, delays in obtaining and shortages and price increases for key materials (including pipe, compressor facilities and related equipment), tariff implications and shortages and increased costs of qualified labor. Factors in the estimates include, among other things, those related to pipeline costs based on mileage, size and type of pipe, materials, including compressors and related equipment, land, engineering and construction costs and timely receipt of all necessary permits and approvals. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. In addition, failure to timely meet development milestones may result in, among other things, contractual counterparties having the ability to terminate contracts with Boardwalk Pipelines. Refer to Item 1A. Risk Factors of this Report for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

Boardwalk Pipelines’ more significant growth projects are listed and described below:

	Expected in-service date	Expected incremental capacity added to system (Bcf/d)
Eunice - Iowa (a)	Third quarter 2026	0.1
Carnation Project (b)	Fourth quarter 2027	0.2
Northeast Texas Power Plant Project (c)	Fourth quarter 2027	0.3
Kosciusko Junction project (Kosci project) (c)	First half 2028	1.2
Ohio Power Plant Project (c)	First half 2028	0.3
Southeast Compression for Utility Reliability Expansion project (SECURE project) (c)	First half 2028	0.3
Parks Line Upgrade and Sorrento Station Project (PLUSS project) (d)	First half 2028	0.2
Texas Gateway Project (e)	Second half 2029	1.5
Petal Gas Storage Expansion (f)	Second half 2030	(f)

(a)	This project has received approval from FERC and is in construction.
(b)	This project remains subject to FERC approval and receipt of environmental permits and authorizations.
(c)	These projects remain subject to FERC approval, acquisition of land rights, and receipt of environmental permits and authorizations.
(d)	This project received FERC approval in December 2025 and is expected to start construction in the first half of 2026.
(e)	This project remains subject to FERC approval, acquisition of land rights, receipt of environmental permits and authorizations and other conditions precedent.
(f)	This project remains subject to FERC approval and is expected to add 10 Bcf of storage working gas capacity.

The Eunice – Iowa project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system by the addition of compression facilities to the Lake Charles, Louisiana area and is supported by precedent and long-term firm transportation agreements to serve industrial and power markets.

The Carnation Project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system in Hamilton County, Ohio, through the installation of a compressor unit and auxiliary equipment. This project is supported by a precedent agreement with an LDC and is expected to support regional energy needs.

The Northeast Texas Power Plant Project is expected to increase the delivery capacity of Boardwalk Pipelines’ pipeline system in Northeast Texas, through the construction of 16 miles of natural gas pipeline and a delivery meter connected to a power plant. The project is supported by a precedent agreement with a utility customer.

The Kosci project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system through the addition of compression facilities, the installation of 110 miles of natural gas pipeline, and other system modifications. The capacity for this project is supported by precedent agreements with utility customers. This project is designed to connect supply from the Haynesville, Utica/Marcellus, and Fayetteville basins to markets in the southeast U.S. that are either tied into Boardwalk Pipelines’ existing pipeline systems or will be served through third-party pipeline interconnects.

The Ohio Power Plant Project is expected to increase the delivery capacity of Boardwalk Pipelines’ pipeline system in Hamilton County, Ohio, through the construction of seven miles of natural gas pipeline and a delivery meter connected to a power plant. The project is supported by a precedent agreement with a utility customer.

Boardwalk Pipelines executed two precedent agreements for the SECURE project, which is expected to provide additional transportation from west to east across its pipeline systems. This project is expected to increase the peak-day transmission capacity by increasing the horsepower at three existing compressor stations and constructing a new compressor station. This project supports growing energy demand and power generation needs.

The PLUSS project is supported by precedent agreements to serve industrial and power markets in the Mississippi River corridor. As part of the project, Boardwalk Pipelines intends to add compression facilities, modify its pipelines and perform other system modifications on its pipeline systems.

The Texas Gateway Project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system through the construction of approximately 155 miles of natural gas pipeline and the addition of compression facilities. This project is designed to connect supply from the Katy and Carthage, Texas, hubs for delivery to growing demand in Southwest Louisiana near Gillis and increase liquidity, supply security and flow assurance for LNG exporters, electric utilities, industrial users and natural gas producers.

The Petal Gas Storage Expansion project is supported by precedent agreements and is expected to increase the working gas storage capacity of Boardwalk Pipelines’ Petal storage field by drilling and constructing a new natural gas storage cavern in Forrest County, Mississippi.

In addition to growth projects for which Boardwalk Pipelines has executed precedent agreements, it regularly considers other potential growth projects at earlier stages of development, and is currently evaluating additional growth projects involving substantial capital commitments. Boardwalk Pipelines may from time to time make public disclosures regarding these potential projects, for instance, through announcements of open seasons for potential future capacity. In addition to the risks, uncertainties and contingencies described above regarding the growth projects for which Boardwalk Pipelines has executed precedent agreements, these potential growth projects at earlier stages of development are subject to a variety of additional risks and uncertainties as Boardwalk Pipelines has not reached final investment decisions or secured executed precedent agreements for them. Therefore, these potential growth projects at earlier stages of development may not be consummated as contemplated in any such public disclosures or at all.

Refer to Subsidiaries portion of the Liquidity and Capital Resources section of MD&A in Item 7 for further discussion of capital expenditures and financing.

Customers: Boardwalk Pipelines serves a broad mix of customers, including end-use customers, such as electric power generators, local distribution companies, industrial and petrochemical users and exporters of LNG. Boardwalk Pipelines also contracts with other customers, including producers and marketers of natural gas and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S. Boardwalk Pipelines’ natural gas delivery markets continue to diversify, with increased deliveries to end-use customers, whereas, historically its natural gas delivery markets were primarily to other pipelines who then delivered to end-use customers.

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

Over time, the FERC may change, amend or announce that it will undertake a review of its existing policies. There were no major policy changes announced by the FERC during 2025 that materially impacted Boardwalk Pipelines.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2026 is approximately $1.5 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines, in addition to reputational damage.

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

As a result of the 2011 Act, the 2016 Act and the 2020 Act, PHMSA has issued a series of significant rulemakings for onshore gas transmission pipelines (e.g., relating to maximum allowable operating pressure (“MAOP”) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage and the consideration of seismicity as a risk factor in integrity management), and hazardous liquid transmission and gathering pipelines (e.g., expanding the reach of certain of PHMSA’s integrity management requirements, requiring the accommodation of in-line inspection tools by 2039 for certain pipelines, increasing annual, accident and safety-related conditional reporting requirements, and expanding the use of leak detection systems beyond HCAs). PHMSA also regulates the minimum safety requirements applicable to natural gas storage facilities, including wells, wellbore tubing and casing. In August 2022, PHMSA published a final rule that attempted to expand the Management of Change process, corrosion control requirements for gas transmission pipelines, requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline and repair criteria for non-HCAs. Five safety standards included in that rule were challenged by industry trade groups, and in August 2024, the U.S. Court of Appeals for the D.C. Circuit struck down four of the five challenged safety standards. These and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines operations, which could cause it to incur increased capital and operating costs and operational delays.

The Department of Homeland Security’s Transportation Safety Administration (“TSA”) has issued a series of security directives between 2022 and 2025 applicable to major pipeline owners and operators intended to strengthen the industry’s overall cybersecurity posture in light of the evolving threat landscape and its potential impacts to U.S. critical infrastructure. The security directives require, among other things, that pipeline owners and operators designate a cybersecurity coordinator, establish and implement a Cybersecurity Implementation Plan; develop, maintain and test no less than annually through tabletop exercises a Cybersecurity Incident Response Plan; and establish a Cybersecurity Assessment Plan (“CAP”) including a schedule for assessing and auditing the CAP. The directives also contain requirements for reporting cybersecurity incidents and the results of certain assessments and audits. Boardwalk Pipelines has implemented tools, policies and practices designed to comply with the security directives. Other regulators, such as PHMSA and the Securities and Exchange Commission (“SEC”), have also established requirements for reporting certain cybersecurity incidents.

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

While the Biden Administration attempted to pursue additional actions to bolster environmental regulations, the Trump Administration has revised or rescinded many of these changes. For example, in January 2023, the White House’s Council on Environmental Quality (“CEQ”) released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the National Environmental Policy Act (“NEPA”). In May 2024, the CEQ published a final rule revising the implementing regulations of the procedural provisions of NEPA and implementing amendments to NEPA included in the Fiscal Responsibility Act of 2023. However, in November 2024, the U.S. Court of Appeals for the D.C. Circuit held that the CEQ lacks authority to issue NEPA regulations, and pursuant to an energy-related Executive Order signed by President Trump in January 2025, in February 2025, the CEQ published an interim final rule rescinding its regulations implementing NEPA. Many federal agencies have updated or begun the process of preparing their own new or updated NEPA-implementing rules and procedures. In May 2025, the CEQ withdrew its interim guidance on considering GHG emissions and climate change under NEPA. In September 2025, the CEQ issued updated guidance and an updated template for NEPA implementation procedures to provide clarity to federal agencies and promote consistency in NEPA implementation. Notwithstanding this, the impact of changes to NEPA regulations and procedures remains uncertain. While Boardwalk Pipelines cannot predict the full impact of these continued developments, any legal challenges to NEPA reviews performed in connection with its projects may result in further permitting and approval delays. For more information, see Item 1A. Risk Factors of this Report.

Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase Boardwalk Pipelines’ operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit its ability to obtain permits for operations or require Boardwalk Pipelines to install additional pollution control equipment. For instance, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which authorizations may be subject to challenge. Boardwalk Pipelines relies on the U.S. Army Corps of Engineers (“the Corps”) Clean Water Act Section 404 Nationwide Permit (“NWP”) 12, alongside other NWPs, as blanket authority for construction, maintenance, repair and removal of pipelines. The NWP process relies upon the Clean Water Act Section 401 certification process. In September 2023, the Environmental Protection Agency (“EPA”) finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective in November 2023, which expanded the scope of certification authority. In September 2023, several states challenged the final rule in federal court alleging that the rule exceeds the EPA’s statutory authority under the Clean Water Act, and the litigation has been held in abeyance pending the administration’s review of the rule and litigation. In January 2026, the EPA proposed a rule revising its regulations governing Section 401 Water Quality Certifications. The proposed rule seeks to streamline the permitting process, restrict the ability of state and tribal certifying authorities to reject federal permits, and ensure such reviews are completed within the one-year statutory deadline. A final rule is expected in Spring 2026. However, opponents of the January 2026 proposed rule are pushing back on these efforts, including the EPA’s efforts to narrow the scope of state authority. If NWP 12, or the underlying Section 401 certification process, is further amended or revoked, Boardwalk Pipelines may be required to apply for one or more Individual Permits, which would require additional time and resources to obtain. Additionally, there continues to be uncertainty with respect to the federal government’s jurisdictional reach under the Clean Water Act over “waters of the United States” (“WOTUS”), including wetlands, as the EPA and the Corps have pursued multiple rulemakings under different administrations since 2015 in an attempt to determine the scope of such reach. In September 2023, the EPA issued a version of the WOTUS rule that, due to injunctions in certain states, is currently in effect in only 24 states. Thus, the operative definition of WOTUS varies by state. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow the September 2023 definition of WOTUS, guided by the Supreme Court’s decision in Sackett v. EPA (adopting the “continuous surface connection” test to determine if wetlands are WOTUS). To the extent any judicial ruling or administrative rulemaking or other action further changes the scope of the Clean Water Act’s jurisdiction, Boardwalk Pipelines could face increased costs to comply and experience delays with respect to obtaining permits. For more information, see Item 1A. Risk Factors of this Report.

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

Boardwalk Pipelines recognizes that relative to certain other fossil fuels, natural gas has an important role in reducing GHG emissions and may act as a bridge to scaling up renewable energy or other alternative energy sources in the U.S. While Boardwalk Pipelines is seeking to reduce its GHG emissions, it cannot predict all risks that may be associated with climate change or other sustainability matters. For more information, see Boardwalk Pipelines’ risk factor titled “Boardwalk Pipelines’ operations, and those of Boardwalk Pipelines’ customers, are subject to a series of risks regarding climate change” under Item 1A.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 27 hotels. Eleven of these hotels are owned by Loews Hotels & Co, fifteen are owned by joint ventures in which Loews Hotels & Co has noncontrolling equity interests and one is managed for an unaffiliated owner. Loews Hotels & Co’s earnings are derived from the operation of its owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from its joint venture and managed hotels. Loews Hotels & Co accounted for 5.1%, 5.3% and 5.4% of our consolidated total revenue for the years ended December 31, 2025, 2024 and 2023. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Live! by Loews, Arlington, Texas	300
Loews Arlington Hotel and Convention Center, Arlington, Texas	888
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, Coronado, California	440
Loews Kansas City Hotel, Kansas City, Missouri	800
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York	379
Loews Nashville Hotel at Vanderbilt Plaza, Nashville, Tennessee	339
Loews Ventana Canyon Resort, Tucson, Arizona	398

Joint Venture:
Hard Rock Hotel at Universal Orlando, Orlando, Florida	650
Live! by Loews, St. Louis, Missouri	216
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Coral Gables Hotel, Coral Gables, Florida	242
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort at Universal Orlando, Orlando, Florida	1,000
Universal Aventura Hotel, Orlando, Florida	600
Universal Cabana Bay Beach Resort, Orlando, Florida	2,200
Universal Endless Summer Resort – Dockside Inn and Suites, Orlando, Florida	2,050
Universal Endless Summer Resort – Surfside Inn and Suites, Orlando, Florida	750
Universal Helios Grand Hotel, a Loews Hotel, Orlando, Florida	500
Universal Stella Nova Resort, Orlando, Florida	750
Universal Terra Luna Resort, Orlando, Florida	750

Managed:
Loews New Orleans Hotel, New Orleans, Louisiana	285

Note:    Five owned hotels and eleven joint venture hotels are subject to land leases.

Recent Developments and Growth Projects:

•In 2025, the management agreement ended for Bisha Hotel and Residences located in Toronto, Canada;

•In 2025, Live! by Loews, Arlington and the Loews Ventana Canyon Resort became wholly owned hotel properties, as Loews Hotels & Co acquired the remaining noncontrolling interests in these properties;

•In 2025, Universal Stella Nova Resort, a 750 guestroom hotel, Universal Terra Luna Resort, a 750 guestroom hotel, and Universal Helios Grand Hotel, a Loews Hotel, a 500 guestroom hotel, opened at Universal Orlando. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co serves as manager and has a noncontrolling joint venture equity interest in these hotels; and

•In 2026, Loews Hotels & Co expects to begin the replacement of the existing Arlington Sheraton Hotel with the Americana by Loews Hotels in Arlington, Texas. Loews Hotels & Co wholly owns the Arlington Sheraton Hotel but did not manage the hotel as Loews Hotels & Co leased the hotel to an unrelated third party. The new hotel, which Loews Hotels & Co will wholly own and manage, is expected to be completed in 2029, and is planned to be an approximately 500 guestroom hotel with more than 83,000 square feet of total indoor and outdoor function space.

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

HUMAN CAPITAL

Including our consolidated subsidiaries, we employed approximately 13,100 persons at December 31, 2025. CNA employed approximately 6,600 persons. Boardwalk Pipelines employed approximately 1,300 persons, approximately 100 of whom were covered under collective bargaining agreements. Loews Hotels & Co employed approximately 5,100 persons, approximately 860 of whom were covered under collective bargaining agreements. We and our consolidated subsidiaries believe we have satisfactory labor relations. Separately, unconsolidated entities employ approximately 6,700 persons at properties managed by Loews Hotels & Co and approximately 4,000 persons at Altium Packaging.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

			First
			Became
Name	Position and Offices Held	Age	Executive Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	63	2016
David E. Czerniecki	Senior Vice President and Chief Investment Officer	61	2025
Kenneth I. Siegel	Senior Vice President	69	2009
Alexander H. Tisch	Vice President, Loews Corporation; President and Chief Executive Officer, Loews Hotels & Co	47	2023
Benjamin J. Tisch	President and Chief Executive Officer	43	2022
Jane J. Wang	Senior Vice President and Chief Financial Officer	44	2022

Both Marc A. Alpert and Kenneth I. Siegel have served in their current roles at Loews Corporation for at least the past five years.

Prior to assuming his current role in September of 2025, Mr. Czerniecki served as Chief Investment Officer of Nassau Financial Group for more than five years.

Alexander H. Tisch has served as Vice President, Loews Corporation, since 2014. He has also served as President of Loews Hotels & Co from September 2020 until December 2022, and in his current role at Loews Hotels & Co since January 2023.

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

CNA is subject to the uncertain effects of emerging and potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic, geopolitical and other environmental conditions change. The impact of social inflation continues to be significant, and the trajectory of its future impact remains uncertain. In addition, passage of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse, increase the uncertainty of the frequency of claims, and the impact of social inflation has, and may continue to, increase the severity of these claims. Further, broader economic and geopolitical conditions, including the imposition of significant tariffs by the U.S., as well as any related retaliatory tariffs, may result in considerable increases in certain costs that would increase loss costs. These issues have had, and may continue to have, a negative effect on CNA’s business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of unforeseen emerging or potential claim and coverage issues are extremely difficult to predict and may be material.

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

CNA’s future policy benefit reserves for long-term care policies are based on CNA’s best estimate actuarial assumptions, which are assessed quarterly and updated at least annually. Key actuarial assumptions include morbidity, persistency, premium rate actions and expenses. The adequacy of the reserves is contingent upon actual experience and CNA’s future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring CNA to increase reserves. The required increase in reserves is recorded as a charge against its earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. Discount rates are subject to interest rate and market volatility. See the Life & Group Policyholder Reserves portion of the Insurance Reserves section of MD&A in Item 7 for more information.

Morbidity and persistency experience can be volatile and may be negatively affected by many factors including policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.

A prolonged period during which investment returns remain at low levels could result in shortfalls in investment income on assets supporting CNA’s obligations under long-term care policies. This risk may be more significant for CNA’s long-term care products when the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of premium rate actions approved and the level included in CNA’s reserving assumptions may require an increase to its reserves. Further, and as noted in the previous risk factor, the increasingly adverse impact of social inflation, particularly with respect to legal activity and judicial decisions, may impact CNA’s long-term care portfolio and reserves.

CNA is vulnerable to material losses from natural and man-made disasters.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. Exposure to cyber risk is increasing systematically due to greater digital dependence, which increases the potential for, and the potential losses due to, a catastrophic cyber event. Catastrophic cyber-attack scenarios are not bound by time or geographic limitations and cyber-related catastrophic perils do not have well-established definitions or fundamental physical properties. In addition, longer-term natural catastrophe trends may be changing and new types of, and heightened, catastrophe losses may be developing due to climate change, its associated extreme weather events linked to rising temperatures and its effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, drought, hail and snow. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that climate change may be altering the frequency and/or severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires and floods.

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of CNA’s reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectability. Further, significant catastrophic events or a series of catastrophic events have the potential to impose financial stress on the reinsurance industry, which could impact CNA’s ability to collect amounts owed to CNA by reinsurers, thereby resulting in higher net incurred losses.

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

CNA’s property and casualty insurance subsidiaries have exposures related to A&EP claims. CNA’s experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by more traditional property and casualty claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2025 was $3.9 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

CNA is exposed to, and may face adverse developments related to, mass tort claims that could arise from, among other things, its insureds’ sale or use of potentially harmful products or substances, claims of sexual abuse and molestation against CNA’s insureds and changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories.

CNA faces potential exposure to various types of existing, new and emerging mass tort claims including, those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (“PFAS”) and opioids; sexual abuse and molestation claims, claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations, increased participation by plaintiff’s lawyers in insurance claims, rising litigation activity, higher monetary verdicts, abusive litigation practices, the growth of third-party litigation financing and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. For example, CNA has recorded, and may continue to record, increases in its mass tort reserves, driven substantially by abuse reviver statutes that have resulted in increased claims. Similar and continuing mass tort claim activity, including activity based on changing judicial interpretations and recent and proposed legislation could have a material adverse effect on CNA’s business, results of operations and financial condition.

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

Technological changes in the way insurance transactions are completed in the marketplace, and CNA’s ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing or may begin utilizing “big data” analytics or artificial intelligence (“AI”) to make underwriting or other decisions that impact product design and pricing. If such utilization by CNA’s industry peers is more effective than how it uses its data and information, including through its own use of AI, CNA will be at a competitive disadvantage. There can be no assurance that CNA will continue to compete effectively with its industry peers due to technological changes; accordingly this may have a material adverse effect on CNA’s business, results of operations and financial condition.

In addition, agents and brokers, technology companies or other third parties may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. For example, they may create a digitally enabled distribution channel that may adversely impact CNA’s competitive position. CNA’s efforts or the efforts of agents and brokers with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize greater levels of data and technology, including AI, could adversely impact CNA’s business relationships with independent agents and brokers who currently market its products, resulting in a lower volume and/or profitability of business generated from these sources.

Further, CNA’s business could be affected as its policyholders adopt AI technologies. Policyholder use of AI could introduce novel exposures that may result in new or increased claims. Widespread adoption of AI could fundamentally disrupt entire industries, which could impact the demand for certain products.

CNA may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tariff policies, tax policies, interest rates, domestic and international geopolitical issues and many other factors. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities. CNA’s investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of CNA’s investment portfolio that is carried at fair value in the financial statements is not reflective of prices at which actual transactions could occur.

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

CNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted manner, through its employees or vendor relationships and using its and its vendors’ facilities and systems, necessary business functions, such as providing internet support and 24-hour call centers, processing new and renewal business, providing customer service, processing and paying claims and other obligations and issuing financial statements.

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

In addition, because CNA and its vendors’ information technology, telecommunications and other systems interface with and depend on third-party systems, CNA could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of CNA’s ability to perform necessary business functions.

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

A significant breach of CNA’s data security infrastructure may result from actions by its employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. The risk of a breach can exist whether software services are in CNA’s or third party administered data centers or are cloud-based software services. The sophistication of cybersecurity threats continues to escalate, and the measures CNA takes to mitigate the risk of cyber incidents and to safeguard its systems and data may be insufficient. Further, the increasing use of AI, within CNA’s systems and those of its vendors and third-party administrators to achieve operational efficiencies and within threat actors’ attack strategies, may further expose its systems or those of its vendors and third-party administrators to the risk of cyber-attacks. Breaches have occurred, and may occur again, in CNA’s systems and in the systems of its vendors and third-party administrators, both current and former, in that past vendors and third-party administrators may still retain certain confidential and sensitive information in their systems. During the fourth quarter of 2025, CNA was notified of a data breach impacting a vendor of a business associate of its current employee health insurance administrator. The breach was traced to compromised credentials leveraged by a threat actor, with the impacted vendor shutting down and rebuilding the affected environment upon discovery of the breach. Following a forensics analysis, it was determined that a substantial number of CNA’s employees (and dependents of employees) were impacted. CNA understands that the subject vendor will be providing required breach notifications to all impacted individuals.

Breaches that affect CNA’s data security infrastructure or its vendors’ facilities or systems, may cause a failure to protect the personal information of its customers, claimants or employees, or sensitive and confidential information regarding its business or policyholders and may result in operational impairments and financial losses, significant harm to its reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. While CNA does not believe breaches that have occurred and resultant actions will have a material adverse effect on its business, these or similar incidents, or any other breach of CNA’s or its vendors’ data security infrastructure could have a material adverse effect on its business, results of operations and financial condition.

Although CNA maintains cybersecurity insurance coverage insuring against costs resulting from cyber attacks, CNA does not expect the amount available under its coverage policy to cover all potential losses from cyber-attacks. In addition, potential disputes with its insurers about the availability of insurance coverage could occur. Further, should CNA experience future cyber incidents, or should industry trends drive rate increases resulting from growth in volume and significance of cyber incidents broadly, it may incur higher costs for cybersecurity insurance coverage.

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

CNA may incur losses which arise from employees or third party service providers engaging in intentional, negligent or inadvertent misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. CNA’s or its third party service providers’ controls may not be able to detect all possible circumstances of such non-compliant activity and the internal structures in place to prevent this activity may not be effective in all cases. When new technologies, such as AI, are incorporated into CNA’s or its third-party service providers’ processes, they may introduce additional complexity and present greater risk to the effectiveness of these controls. For example, generative AI systems may “hallucinate” producing inaccurate or misleading information, and model performance may degrade over time, leading to flawed recommendations. AI models may perpetuate or amplify biases present in underlying data, which could result in discriminatory or unfair outcomes in areas such as underwriting and claims. The potential for employees or third-party service providers, through intentional or inadvertent actions, to enable AI models to be trained on CNA’s data or its insureds’ data introduces risks of unauthorized use or disclosure of sensitive information and erosion of data privacy. AI may also be used to perpetuate fraud, or to manipulate or evade monitoring and detection controls.

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

These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations are being introduced, or are being considered, in the areas of AI, information security and climate change, which may also affect CNA’s business. CNA also is subject to numerous regulations governing the protection of personal and confidential information of its customers and employees, including medical records, credit card data and financial information. These laws and regulations, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), are increasing in complexity and number, change frequently, sometimes conflict, and could expose CNA to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Regulators at the federal, state and international level have adopted or may adopt new regulations related to, among other matters, climate change and greenhouse emissions, and could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.

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

Over time, the FERC may change, amend or announce that it will undertake a review of its existing policies. There were no major policy changes announced by the FERC during 2025.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2026 is approximately $1.5 million per day per violation. Should Boardwalk Pipelines fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, it could be subject to substantial penalties and fines, in addition to reputational damage.

Boardwalk Pipelines’ actual construction and development costs could exceed its forecasts; its anticipated cash flow from construction and development projects will not be immediate and can take several years; and its construction and development projects may not be completed on time or at all.

Boardwalk Pipelines is and has been engaged in several construction projects involving its existing assets and the construction of new facilities for which it has expended or will expend significant capital. Boardwalk Pipelines expects to continue to engage in the construction of additional growth projects and modifications of its system. These projects incur significant resources, including technological and human capital, and involve logistical challenges. When Boardwalk Pipelines builds a new pipeline or expands or modifies an existing facility, the design, construction and development occurs over an extended period of time, and it will not receive any revenue or cash flow from that project until after it is placed into commercial service. On Boardwalk Pipelines’ interstate pipelines, there are several years between when the project is announced and when customers begin using the new facilities. During this period, Boardwalk Pipelines spends capital and incurs costs without receiving any of the financial benefits associated with the projects.

The construction of new assets involves a number of risks, including risks related to regulations (federal, state and local), landowner opposition, environmental matters, activists, legal compliance, political matters and materials and labor costs or shortages, as well as operational and other risks that are difficult to predict and some of which are beyond Boardwalk Pipelines’ control. Boardwalk Pipelines’ cost and timing estimates for these projects are based on a variety of inputs such as contractor indicative bids, quotes on materials and internally-developed financial models, metrics and timelines and are subject to a variety of risks and uncertainties, including obtaining timely regulatory and permit approvals and the cost thereof, adverse weather conditions during construction, its ability to acquire and the cost of obtaining rights to construct and operate on land not owned by Boardwalk Pipelines, delays in obtaining, shortages and price increases for key materials (including pipe, compressor stations and related equipment), tariff implications and shortages and increased costs of qualified labor. Factors in the estimates include, among other things, those related to pipeline costs based on mileage, size and type of pipe, materials, including compressors and related equipment, land, engineering and construction costs and timely receipt of all necessary permits and approvals. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. In addition, failure to timely meet development milestones may result in, among other things, contractual counterparties having the ability to terminate contracts with Boardwalk Pipelines. A project may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that Boardwalk Pipelines is not aware of when it commits to the project. Any of these events could result in material, unexpected costs or have a material adverse effect on Boardwalk Pipelines’ ability to realize the anticipated benefits from its growth projects.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on Boardwalk Pipelines’ business and results of operations.

Boardwalk Pipelines’ business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. These actions have caused uncertainty and volatility in financial markets, may result in retaliatory measures on U.S. goods and may adversely impact both the U.S. and global economies.

Boardwalk Pipelines’ business requires access to steel and other materials to construct and maintain its pipelines. While Boardwalk Pipelines’ practice is to source steel through domestic producers in the U.S. in most instances, any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase its construction costs and its costs to maintain its assets. To the extent that Boardwalk Pipelines is unable to pass all or any such cost increases on to its customers, such cost increases could adversely affect its returns on investment. Higher materials costs could also diminish Boardwalk Pipelines’ ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit its ability to pursue growth opportunities.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global economies and commodity markets and inflation, and reduced demand for Boardwalk Pipelines’ and its customers’ products and services. Such conditions could have a material adverse impact on Boardwalk Pipelines’ business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase Boardwalk Pipelines’ costs of capital and limit its access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms.

Changes in the debt markets and increases in interest rates could adversely affect Boardwalk Pipelines’ business.

Boardwalk Pipelines expects to construct approximately $3.3 billion of growth projects over the next five years and is evaluating additional growth projects involving substantial capital commitments. Boardwalk Pipelines anticipates funding its capital and other spending requirements through its available financing options, including cash generated from operations, borrowings under its revolving credit facility and issuances of additional debt. Changes in the debt markets, including market disruptions, limited liquidity, and an increase in interest rates, may increase the cost of financing for these growth projects as well as the risks of refinancing maturing debt. This may affect its ability to raise needed funding and reduce the amount of cash available to fund its operations or growth projects or refinance maturing debt. If the debt markets were not available, it is not certain if other adequate financing options would be available to Boardwalk Pipelines on terms and conditions that it would find acceptable.

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

Failure to comply with environmental or worker safety laws and regulations or an accidental release of pollutants into the environment may cause Boardwalk Pipelines to incur significant costs and liabilities.

Boardwalk Pipelines’ operations are subject to extensive federal, state, and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste, and in connection with spills, releases, discharges and emissions of various substances into the environment. These laws include, for example, the CAA, the Clean Water Act, CERCLA, the RCRA, ESA, NEPA, OSHA and analogous state laws. These laws and regulations may restrict or impact Boardwalk Pipelines’ business activities, including requiring the acquisition or renewal of permits or other approvals to conduct regulated activities, restricting the manner in which Boardwalk Pipelines handles or disposes of wastes, imposing remedial obligations to remove or mitigate contamination resulting from a spill or other release, requiring capital expenditures to comply with pollution control requirements and imposing safety and health criteria addressing worker protection. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in the permitting or performance or expansion of projects and the issuance of orders enjoining future operations in a particular area. Under certain of these environmental laws and regulations, Boardwalk Pipelines could be subject to joint and several strict liability for the removal or remediation of previously released pollutants or property contamination, regardless of whether it was responsible for the release or contamination or if its operations were in compliance with applicable laws. Boardwalk Pipelines may not be able to recover some or any of the costs incurred from insurance.

Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase Boardwalk Pipelines’ operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit its ability to obtain permits for operations or require it to install additional pollution control equipment. For instance, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which may be subject to challenge. Boardwalk Pipelines relies on NWP 12, alongside other NWPs, as blanket authority for construction, maintenance, repair and removal of pipelines. The NWP process relies upon the Clean Water Act Section 401 certification process, which is subject to ongoing litigation. In September 2023, the EPA finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective in November 2023, which expanded the scope of certification authority. However, in September 2023, several states challenged the final rule in federal court, alleging that the rule exceeds the EPA’s statutory authority under the Clean Water Act, and the litigation has been held in abeyance pending the administration’s review of the rule and litigation. In January 2026, the EPA proposed a rule revising its regulations governing Section 401 Water Quality Certifications. The proposed rule seeks to streamline the permitting process, restrict the ability of state and tribal certifying authorities to reject federal permits, and ensure such reviews are completed within the one-year statutory deadline. A final rule is expected in Spring 2026. However, opponents of the January 2026 proposed rule are pushing back on these efforts, including the EPA’s efforts to narrow the scope of state authority. If NWP 12, or the underlying Section 401 certification process, is further amended or revoked, Boardwalk Pipelines may be required to apply for one or more Individual Permits, which would require additional time and resources to obtain, and may result in increased costs and project delays. Additionally, there continues to be uncertainty with respect to the federal government’s jurisdictional reach under the Clean Water Act over WOTUS, as the EPA and the Corps have pursued multiple rulemakings under different administrations since 2015 to determine the scope of such reach. In September 2023, the EPA issued a version of the WOTUS rule that, due to injunctions in certain states, is currently in effect in only 24 states. Thus, the operative definition of WOTUS varies by state. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow the September 2023 definition, guided by the Supreme Court’s decision in Sackett v. EPA (adopting the “continuous surface connection” test to determine if wetlands are WOTUS). To the extent any judicial ruling or administrative rulemaking or other action further changes the scope of the Clean Water Act’s jurisdiction, Boardwalk Pipelines could face increased costs to comply and experience delays with respect to obtaining permits.

Legislative and regulatory initiatives relating to new or more stringent pipeline safety requirements or substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipelines to increased capital and operating costs and operational delays.

Boardwalk Pipelines’ interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, remediation of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 1 and 2 areas (depending on the potential impacts of a risk event), Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. PHMSA has revised its standards from time to time and recently issued a series of significant rulemakings for onshore gas distribution, transmission and gathering pipelines (e.g., relating to MAOP reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage and the consideration of seismicity as a risk factor in integrity management), and hazardous liquid transmission and gathering pipelines (e.g., expanding the reach of certain of PHMSA’s integrity management requirements, requiring the accommodation of in-line inspection tools by 2039 for certain pipelines, increasing annual, accident and safety-related conditional reporting requirements, and expanding the use of leak detection systems beyond HCAs). PHMSA also regulates safety requirements applicable to natural gas storage facilities, including wells, wellbore tubing and casing. In August 2022, PHMSA published a final rule that attempted to expand the Management of Change process and corrosion control requirements for gas transmission pipelines, and add requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline and repair criteria for non-HCAs. Five safety standards included in that rule were challenged by industry trade groups, and in August 2024, the U.S. Court of Appeals for the D.C. Circuit struck down four of the five challenged safety standards. In January 2025, PHMSA adopted a rule enhancing the safety requirements for gas distribution pipelines and requiring updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. However, this new rule was withdrawn by the Trump Administration before formal publication in the Federal Register. Any future regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines’ operations, which could cause Boardwalk Pipelines to incur increased capital and operating costs, may cause it to experience operational delays and may result in potential adverse impacts to its operations or its ability to reliably serve its customers.

States have jurisdiction over certain of Boardwalk Pipelines’ intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than those found under federal law that affect Boardwalk Pipelines’ intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGLs pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies, could cause Boardwalk Pipelines to install new or modified safety controls, pursue additional capital projects, forgo growth projects or conduct maintenance programs on an accelerated basis, any or all of which could result in Boardwalk Pipelines incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to its operations, ability to grow its business or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act, the 2016 Act, the 2020 Act or other pipeline safety legislation or implementing regulations, may also increase Boardwalk Pipelines’ capital and operating costs or impact the operation of its pipelines.

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

A failure in Boardwalk Pipelines’ computer systems or a cybersecurity attack on any of its computer systems, devices or telecommunications networks or those of certain third parties could cause substantial and catastrophic damage and may materially adversely affect its cash flows, financial condition and ability to operate its business.

Boardwalk Pipelines’ business is dependent upon its computer systems, devices and networks (operational and information technology), and those of its customers, suppliers and others with whom Boardwalk Pipelines does business, to collect, process and store the data necessary to conduct almost all aspects of its business, including the operation of its pipeline and storage facilities and the recording and reporting of commercial and financial information. Despite Boardwalk Pipelines’ security measures, the information and operational technology and infrastructure it relies on may be vulnerable to attacks by third parties, such as hackers, cybercriminals, nation-states, insiders or other third parties, or breached due to human error, malfeasance or other disruptions. Through government intelligence reports, Boardwalk Pipelines is aware of credible global threats to third-party, U.S. critical infrastructure sectors on which it depends, such as the telecommunications sector.

Cybersecurity threat actors have attacked and continue to threaten energy infrastructure. The U.S. government has issued public and industry-directed warnings that indicate that energy assets might be specific targets of cybersecurity attacks, which are increasing in sophistication, magnitude and frequency. Vulnerabilities in one environment may affect other interconnected systems. A cybersecurity incident that impacts a third party with whom Boardwalk Pipelines does business may impact Boardwalk Pipelines.

Some cyber incidents, such as surveillance, may go unnoticed for a long period of time. Any investigation of a cybersecurity attack or other security incident will be inherently unpredictable and complex, and it may take significant time before the completion of any investigation and availability of full and reliable information. During such time, Boardwalk Pipelines may not know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity attack or other security incident, and its remediation efforts may not be successful.

As the cybersecurity threat landscape continues to evolve, Boardwalk Pipelines may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Advances in computer capabilities, discoveries in the field of artificial intelligence, cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology Boardwalk Pipelines uses to safeguard its operational and information technology systems and confidential, personal, or otherwise protected information. As the breadth and complexity of the technologies Boardwalk Pipelines uses continue to grow, including as a result of the use of mobile devices, cloud services, artificial intelligence, open-source software, social media and the increased reliance on devices connected to the internet, the potential risk of cyberattacks and cybersecurity incidents also increases. No security measure is infallible. Despite ongoing efforts to improve its ability to protect its systems from compromise, Boardwalk Pipelines may not be able to protect all of its diverse systems. Boardwalk Pipelines’ efforts to improve security and protect data and its systems may also identify previously undiscovered instances of security breaches or other cyber incidents.

TSA has issued a series of security directives applicable to pipeline owners and operators, which require the implementation of a variety of cybersecurity measures and reporting. Other regulators, such as PHMSA and the SEC, have also established requirements for reporting certain cybersecurity incidents. As cybersecurity incidents continue to evolve, more legislation could be enacted to seek to mitigate cybersecurity threats. This may require Boardwalk Pipelines to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate vulnerabilities to cybersecurity incidents at significantly increased costs. Boardwalk Pipelines cannot predict the potential impact to its business of potential future legislation, regulations or orders relating to cybersecurity.

A failure, security breach, disruption or degradation impacting Boardwalk Pipelines’ operational or information technology systems or those of third parties with whom it does business could negatively affect its ability to safely and reliably operate its assets and/or result in delays in providing services for its customers, contamination or degradation of the products it transports and store, damage to or destruction of its or third-party pipelines, property or facilities, catastrophic events, injury or death to its employees or other persons, the inadvertent release of hydrocarbons or the release or destruction of confidential, proprietary or business-critical information or intellectual property, which could result in outages, reduced revenue, unexpected costs and expenses, litigation and reputational damage, any or all of which may be irreversible and may materially adversely affect its results of operations, cash flows, financial condition and ability to operate its business.

In addition, access, disclosure or other loss of information or other consequences could result in legal claims or proceedings, liability under laws that protect the privacy of personal information or personally identifiable information, regulatory penalties for divulging or failing to adequately protect such information, disruption of Boardwalk Pipelines’ operations, incident response and remediation costs, damage to its reputation, and loss of confidence in its services.

Boardwalk Pipelines’ operations, and those of Boardwalk Pipelines’ customers, are subject to a series of risks regarding climate change.

Climate change remains a concern in the U.S. and in other countries. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor, limit and eliminate both existing and future emissions of GHGs. These proposals expose Boardwalk Pipelines’ operations as well as the operations of its fossil fuel producer customers to a series of regulatory, political, litigation and financial risks.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level, though the Inflation Reduction Act of 2022 (“IRA”) advanced numerous climate-related objectives. The IRA required the EPA to impose and collect a methane emissions fee that applies to excess methane emissions from certain facilities that exceed statutory methane emissions thresholds. In November 2024, the EPA issued a final rule implementing the methane emissions fee, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, in the One Big Beautiful Bill Act, Congress delayed the implementation of the methane emission fee until 2034. While the EPA cannot reissue its rule implementing the methane emissions fee (either in substantially the same form or in a new rule), the underlying requirement in the IRA remains unchanged. Boardwalk Pipelines cannot predict if the Trump Administration and/or Congress may take further actions with respect to the IRA or methane emissions fee. However, compliance with this and other air pollution control and permitting requirements has the potential to delay or increase the costs of development of Boardwalk Pipelines’ projects, which costs could be significant. Additionally, the EPA has the authority to regulate GHGs, including methane and carbon dioxide, under the CAA and has implemented various permitting, reporting and technology-based requirements to reduce GHG emissions by the oil and gas sectors. In December 2023, the EPA finalized its methane rules for new, modified, and reconstructed facilities, known as Subpart OOOOb, as well as standards for existing sources for the first time ever, known as Subpart OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rules include advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of the “super emitter” response program that would allow third parties to make reports to the EPA of large methane emission events. Fines and penalties for violations of these rules can be substantial. However, in March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc, in line with the Trump Administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in Subparts OOOOb and OOOOc. Litigation challenging the EPA’s final interim final rule extending such compliance deadlines for new and existing oil and gas sources remains pending.

Governmental entities, including certain states and groups of states, have adopted or are considering legislation, regulations or other initiatives such as GHG cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and emissions limits. At the international level, in 2021, the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years, and President Biden announced a new target for the U.S. to reduce GHG emissions 50%-52% from 2005 levels by 2030. However, in January 2025, President Trump signed an Executive Order once again withdrawing the U.S. from the Paris Agreement and in January 2026, announced the U.S. withdrawal from the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitment made by the U.S. pursuant to the same. The full impact these actions may have upon Boardwalk Pipelines’ business or financial condition remains uncertain at this time.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. The Trump Administration rescinded many of the previous administration’s climate-related initiatives, which initiatives included curtailing oil and natural gas production and transportation, restricting flaring and venting during natural gas production, limiting or banning oil and gas leases on federal lands and offshore waters, increasing requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restricting GHG emissions from oil and gas facilities. The Trump Administration has also taken a number of steps to repeal or otherwise modify several GHG regulations, including some applicable to the oil and gas industry. Boardwalk Pipelines cannot predict what additional actions the Trump Administration may take with respect to these matters, or others, or the timing or success of any such actions. Additionally, litigation risks are also increasing with respect to climate change, as a number of cities and other governmental entities have brought suit alleging that fossil fuel producers created public nuisances by producing fuels that contributed to global warming effects such as rising sea levels, are responsible for associated roadway and infrastructure damage, or defrauded investors or customers by failing to timely and adequately disclose adverse effects of climate change.

There have also been increasing financial risks for fossil fuel energy companies as certain investors become concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Some institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor alternative power sources (such as wind, solar, geothermal, tidal and biofuels), making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies, although this trend has decreased in recent times and is impacted by complex factors, including regional, political and legal considerations. While Boardwalk Pipelines cannot predict how or to what extent sustainable lending and investment practices may impact it, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration and production or midstream energy business activities, which could adversely impact its business and operations. There have also been efforts at the federal, state and international levels seeking more fulsome disclosures relating to climate risks, targets and metrics. Any climate-related disclosure requirements imposed in the future may result in increased compliance costs and increased costs of and restrictions on access to capital. These agency or state or international regulatory actions also could increase the potential for litigation.

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

Climatic events can cause disruptions to, delays in or suspension of Boardwalk Pipelines’ services, by interrupting its operations, causing loss of or damage to its facilities or equipment, or having similar impacts on its customers or third-party suppliers. In general, Boardwalk Pipelines’ operations could be significantly impacted by climatic conditions such as increased frequency and severity of storms, floods and wintry conditions. Boardwalk Pipelines’ pipeline operations along coastal waters and offshore could be adversely impacted by climatic conditions such as rising sea levels, subsidence and erosion, which could result in serious damage to Boardwalk Pipelines’ facilities and affect its ability to provide transportation services. Such damage could result in leakage, migration, releases or spills from Boardwalk Pipelines’ operations and could result in liability, remedial obligations or otherwise have a negative impact on operations. Such climatic conditions could also impact Boardwalk Pipelines’ customers’ ability to utilize Boardwalk Pipelines’ services and third-party suppliers’ ability to provide Boardwalk Pipelines with the products and services necessary to maintain operation of its facilities. Boardwalk Pipelines may incur significant damages as well as costs to repair or maintain its facilities, which could adversely affect its operations and the financial health of its business. In recent years, local governments and landowners in Louisiana have filed lawsuits against energy companies, including Boardwalk Pipelines, alleging that their operations contributed to increased coastal rising seas and erosion and are seeking, or have been awarded, substantial damages. Changing meteorological conditions, particularly temperature, may affect the amount, timing, or location of demand for energy or the products Boardwalk Pipelines transports, which may impact demand for its services.

Boardwalk Pipelines is subject to reputational risks and risks related to public opinion.

Boardwalk Pipelines’ business, operations and financial condition may be adversely impacted as a result of negative public opinion. Boardwalk Pipelines operates in an industry that receives negative portrayals and opposition to development projects. Boardwalk Pipelines’ reputation and public opinion could be impacted by the actions, activities and responses of other companies operating in the energy industry, particularly other energy infrastructure providers, over which Boardwalk Pipelines has no control. Boardwalk Pipelines’ reputation could also be impacted by negative publicity related to pipeline incidents, unpopular expansion projects and opposition to the development of hydrocarbons and energy infrastructure, including projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation and use of hydrocarbons generally) could include increased regulatory oversight, delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing at reasonable terms, revenue loss or a reduction in customer base.

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

Each year, a portion of Boardwalk Pipelines’ firm natural gas transportation contracts expire and need to be replaced or renewed. As a result of market conditions, Boardwalk Pipelines may renew some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the continued availability of supply from key supply basins, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as electric power generators, petrochemical facilities, artificial intelligence data centers and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials).

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact Boardwalk Pipelines’ business.

Boardwalk Pipelines’ customers, especially producers and certain plant operators, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in both domestic and worldwide supply and demand, market uncertainty and a variety of additional factors, including for natural gas, the realization of potential LNG exports and demand growth within the power generation market, including as a result of increased demand from AI data centers. Volatility in the pricing levels of natural gas, oil and NGLs could adversely affect the businesses of certain of Boardwalk Pipelines’ producer customers and could result in defaults or the non-renewal of Boardwalk Pipelines’ contracted capacity when existing contracts expire. Commodity prices could affect the operations of certain of Boardwalk Pipelines’ industrial customers, including the temporary closure or reduction of plant operations, resulting in decreased deliveries to those customers. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and decrease demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could diminish the utilization of capacity on Boardwalk Pipelines’ systems and reduce the demand of its services.

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

Boardwalk Pipelines’ credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipelines to them under certain no-notice service (“NNS”) and PAL services.

Boardwalk Pipelines relies on a limited number of customers for a significant portion of its revenues.

For 2025, one customer comprised 10% or more of Boardwalk Pipelines’ operating revenues. Additionally, as of December 31, 2025, the top ten customers under committed firm agreements comprised approximately 66% of Boardwalk Pipelines’ total projected operating revenues. If any of Boardwalk Pipelines’ significant customers have credit or financial problems that result in bankruptcy, a delay or failure to pay for services Boardwalk Pipelines provided, to post the required credit support for construction associated with Boardwalk Pipelines’ growth projects or existing contracts or to repay the gas they owe Boardwalk Pipelines, it could have a material adverse effect on Boardwalk Pipelines’ revenues, results of operations and financial condition.

Boardwalk Pipelines’ revolving credit facility contains operating and financial covenants that may restrict its business and financing activities.

Boardwalk Pipelines’ revolving credit facility contains operating and financial covenants that may restrict its ability to finance future operations or capital needs or to expand or pursue business activities. Its credit agreement limits its ability to make loans or investments, make material changes to the nature of its business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. This agreement also requires it to maintain a ratio of consolidated total debt to consolidated EBITDA (as defined in the credit agreement) of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the quarter in which the consummation of a qualified acquisition occurs where the purchase price exceeds $100.0 million and the three quarters following the qualified acquisition quarter, which limits the amount of additional indebtedness Boardwalk Pipelines can incur to grow its business, and could require it to reduce indebtedness if its earnings before interest, income taxes, depreciation and amortization (“EBITDA”) decreases to a level that would cause it to breach this covenant. Future financing agreements Boardwalk Pipelines may enter into could contain similar or more restrictive covenants or may not be as favorable as those under its existing indebtedness.

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

As of December 31, 2025, Boardwalk Pipelines had $3.8 billion in principal amount of debt outstanding, of which $550.0 million was called for redemption on January 31, 2026. Boardwalk Pipelines expects to construct approximately $3.3 billion of growth projects over the next five years (and is evaluating additional growth projects involving substantial capital commitments) and anticipates having to finance a substantial portion of these capital commitments. This level of debt requires significant interest payments. Boardwalk Pipelines’ inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipelines’ indebtedness could have important consequences. For example, it could:

•limit Boardwalk Pipelines’ ability to borrow money for its working capital, capital expenditures, including its growth projects, debt service requirements or other general business activities;

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

Boardwalk Pipelines relies primarily on the revenues generated from its natural gas transportation and storage services. Negative developments in these services have a significantly greater impact on Boardwalk Pipelines’ financial condition and results of operations than if it maintained more diverse assets. Boardwalk Pipelines’ ability to grow, diversify and increase cash flows will depend, in part, on its ability to expand its existing business lines, close and execute on accretive acquisitions and finance and construct its growth projects. Boardwalk Pipelines may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable.

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

There are a variety of operating risks inherent in transporting and storing natural gas, ethylene and NGLs, such as leaks and other forms of releases, explosions, fires, cybersecurity attacks and mechanical problems, which could have catastrophic consequences. Additionally, the nature and location of Boardwalk Pipelines’ business may make it susceptible to catastrophic losses from hurricanes or other named storms, particularly with regard to its assets in the Gulf Coast region, cold freezes, snowstorms, windstorms, earthquakes, hail, tornados and other severe weather. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipelines’ operations, substantial repair costs, personal injury or loss of life, significant damage to property, environmental pollution, impairment of its operations and substantial financial losses and reputational damage. The location of pipelines in HCAs, which includes populated areas, residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

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

•increases in the costs of supplies, furniture, fixtures, equipment, labor, workers’ compensation, benefits, insurance, food and beverage, commodities or energy and unanticipated costs or cost increases due to inflation or resulting from force majeure events, new or different federal, state or local governmental regulations, including tariffs and other factors that may not be offset by increased revenues;

•disruptions or delays in Loews Hotels & Co’s supply chain for goods and materials, including those used for hotel development, renovations and operations;

•labor supply disruptions or shortages;

•war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•outbreaks of pandemic or contagious diseases;

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

•changes in the desirability of particular locations or travel patterns of customers, including as a result of an increase in, the occurrence of or the fear of, criminal activity, or the possibility that travelers may be inclined to seek alternatives to large public gatherings, such as conferences and conventions, out of safety concerns, including those associated with pandemics or outbreaks of contagious diseases and associated mitigation efforts, or with respect to the underlying attractions supporting the desirability of a particular location, such as, in the case of Loews Hotels & Co’s immersive destination properties, the Universal theme parks for its Orlando, Florida properties, and stadiums, arenas and convention centers for properties in other markets;

•geographic concentration of operations and customers;

•shortages of desirable locations for development; and

•risks related to relationships with third-party property owners, developers, landlords, tenants, suppliers, lenders and joint venture partners, including the risk that such third-parties may encounter financial difficulties, may not fulfill material obligations, may terminate management, lease, supply, credit, joint venture or other agreements with Loews Hotels & Co, may, in the case of landlords, seek material increases or improvements from Loews Hotels & Co in order to renew leases to Loews Hotels & Co, may, in the case of tenants, suffer the imposition of liens that Loews Hotels & Co may need to clear, or seek material discounts, allowances or concessions from Loews Hotels & Co in order to renew leases from Loews Hotels & Co, may, in the case of joint venture partners, not be willing to invest or reinvest capital to maintain or upgrade properties, or may prevent Loews Hotels & Co from making unilateral decisions with respect to material matters relating to specific properties, and/or may, in the case of third party property owners, not be willing to invest or reinvest capital to maintain or upgrade properties or may seek material discounts or concessions from Loews Hotels & Co in order to renew or extend hotel management agreements.

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

•risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels, compliance with covenants that may include or result in principal amortization or the acceleration of repayment and the loss of the availability of financing, including the possibility of lenders electing to freeze or restrict loans secured by hospitality related assets, to not fund loans as anticipated or previously committed or to not fund protective advances to maintain operations of, or to take title to, non-performing assets;

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

The hospitality industry is highly competitive. Loews Hotels & Co’s properties compete with other hotels, cruises and alternative accommodations based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of its competitors also have greater financial, sales, distribution and marketing resources than Loews Hotels & Co. In addition, travelers can book stays on websites and through applications that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.

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

Loews Hotels & Co, on its own and together with joint venture partners, from time to time renovates its properties and expands its portfolio through ground-up construction. Joint venture partners may also serve as developer. These renovation and construction efforts are subject to a number of risks, including:

•construction delays, changes to plans and specifications and cost overruns (including for labor and materials), including those that may be due to unforeseeable site conditions, construction errors, design defects, the imposition or increases of tariffs on building supplies and materials or furniture, fixtures and equipment, or changes in building codes, that may increase project costs, cause new development projects to not be completed by lender or municipal imposed required completion dates or subject Loews Hotels & Co to cancellation penalties for reservations accepted;

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

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2025, eleven hotels, representing 59% of rooms in its system, were located at Universal Orlando in Orlando, Florida and thirteen hotels, representing approximately 64% of rooms in its system, were located in Florida. Loews Hotels & Co also has multiple hotels in other geographies, including Arlington, Texas (where a third hotel development has recently been announced) and the Chicago, Illinois metropolitan area. In the future, other existing or new geographies may present opportunities for new or additional investment that may create new or increased concentration risk. The concentration of hotels in one region, jurisdiction or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments could include, among others, regional economic downturns, an increase in burdensome governmental regulation, changes in the local political climate, a decline in the popularity of or access to area tourist attractions, such as theme parks and stadiums, the failure of new nearby tourist attractions to be developed or be successful in markets where new hotels are under development or of existing attractions to be maintained or upgraded in existing markets, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets, the development of new tourist attractions which are competitive with those nearby Loews Hotels & Co’s properties and potentially higher local property, sales and income taxes, property insurance costs or other expenses in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, and which may in the future be intensified as a result of climate change. Loews Hotels & Co’s business may be significantly affected by other risks common to the Florida tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt or reduce air travel to and from Florida for any reason can materially adversely affect its business. Because all Loews Hotels & Co’s properties are located within the United States, its business is exposed directly and indirectly to risks arising from United States-specific risks, including economic downturns, regulatory changes, international arrival travel regulations and patterns and other disruptions.

The growth and use of third-party reservation channels adversely affects Loews Hotels & Co’s business.

A significant percentage of hotel rooms for guests at Loews Hotels & Co’s properties is booked through internet-based travel agencies and other intermediaries. In most cases, Loews Hotels & Co has agreements with such intermediaries and pays them commissions and/or fees for sales of its rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions or fees, reduced room rates or other significant concessions from Loews Hotels & Co. There can be no assurance that Loews Hotels & Co will be able to negotiate such agreements in the future with terms as favorable as those that exist today. Moreover, these intermediaries generally employ aggressive marketing strategies, including expending significant resources for business partnerships and online and television advertising campaigns to drive consumers to their websites and other outlets. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to Loews Hotels & Co’s brands and reservation system.

Loews Hotels & Co’s insurance coverage may not cover all possible losses, and it may not be able to renew its insurance policies on favorable terms, or at all.

Although Loews Hotels & Co maintains various property, casualty and other insurance policies, proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Additionally, insurance policies that it maintains may not be available in the future at commercially reasonable costs and terms. The insurance coverage Loews Hotels & Co maintains may contain large deductibles or may not cover all risks to which Loews Hotels & Co is potentially subject.

Labor shortages could restrict Loews Hotels & Co’s ability to operate its properties or grow its business or result in increased labor costs that could reduce its results of operations.

Loews Hotels & Co’s properties are staffed 24 hours a day, seven days a week by thousands of employees. If it is unable to attract, retain, train and engage a sufficient number of skilled employees, its ability to manage and staff its properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder its ability to grow and expand its business. Because payroll costs are a major component of the operating expenses at its properties, a shortage of skilled labor could also require higher wages that would increase its labor costs or temporarily cease to offer certain services, which could harm Loews Hotel & Co’s reputation or guest satisfaction and otherwise adversely affect Loews Hotels & Co.

A portion of Loews Hotels & Co’s labor force is covered by collective bargaining agreements.

A portion of Loews Hotels & Co’s labor force is covered by collective bargaining agreements. Work slowdowns and stoppages and other labor problems could negatively affect Loews Hotels & Co’s business and results of operations. A prolonged dispute with covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on Loews Hotels & Co’s operations. Adverse publicity in the marketplace related to union messaging could further harm its reputation and reduce customer demand for its services. Also, wage and/or benefit increases and/or changes to operational protocols resulting from new labor agreements may be significant and could have an adverse impact on its results of operations. Furthermore, Loews Hotels & Co could experience demands from labor unions that represent its employees for additional compensation, healthcare benefits, operational protocols or other terms in response to pandemics, the outbreak of contagious diseases or other events that could increase costs. To the extent that Loews Hotels & Co’s non-union employees join unions, Loews Hotels & Co would have greater exposure to risks associated with such labor problems. Furthermore, Loews Hotels & Co may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status and a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such events or additional costs may have materially adverse effects.

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

We and our subsidiaries are dependent upon information technologies, computer and communication systems and networks, including those maintained by us and our subsidiaries and those maintained and provided to us and our subsidiaries by third parties (for example, “software-as-a-service” and cloud solutions), to conduct operations. We and our subsidiaries are dependent upon operational and financial computer and communication systems and information technology infrastructure to process the data necessary to conduct almost all aspects of our and their businesses. Any failure of our or our subsidiaries’ systems or information technology infrastructure, or those of our or their customers, vendors or others with whom we and they do business, could materially disrupt business operations. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including cyber attacks or other cyber incidents, storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications, including those encountered as existing systems are replaced or upgraded. Cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more difficult to prevent, detect and remediate, and are being carried out by groups and individuals with a wide range of expertise and motives, and that may have the backing of foreign governmental actors. The U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences, and hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Cyber attacks and cyber incidents take many forms, including cyber extortion, denial of service, social engineering, introduction of viruses or malware, exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement, theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. Further, the increasing use of artificial intelligence and other advances in computer capabilities and technologies, by us and our subsidiaries and by our and their vendors and other third parties with whom we and they do business, may increase our and their exposure to risks of cyber attacks and other cyber incidents. As the cybersecurity threat landscape continues to evolve, we and our subsidiaries may be required to expend significant capital resources to continue to modify or enhance our protective measures or to investigate or remediate any vulnerabilities, including in response to future legislation or regulations related to cybersecurity.

As with other large companies, we and our subsidiaries and our and their third party vendors and other third parties with whom we and they do business have experienced cyber attacks and other cyber incidents and expect this to continue. If we and our subsidiaries and our and their third party vendors and other third parties with whom we and they do business do not allocate and effectively manage the resources necessary to continue to build and maintain our and their information technology security infrastructure, or if we or our subsidiaries or our or our subsidiaries’ vendors or other third parties with whom we and they do business fail to timely identify or appropriately respond to cyber attacks or other cyber incidents, then this may, in addition to other consequences, disrupt our and our subsidiaries’ operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury, impact our or their data framework or cause a failure to protect personal information of customers, employees or others.

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

We and our subsidiaries are or may become parties to legal proceedings and disputes. These matters may include, among others, contract disputes, claims and coverage disputes, reinsurance disputes, personal injury and wrongful death claims, environmental claims or proceedings, asbestos and other toxic tort claims, intellectual property disputes, disputes related to employment, antitrust matters, tax matters and other litigation incidental to our or their businesses. For instance, we and certain of our Boardwalk Pipelines-related subsidiaries are defendants in a class action litigation in the State of Delaware related to our 2018 acquisition of the Boardwalk Pipelines limited partnership units not already owned by our affiliates. In addition, Loews Hotels & Co is a defendant in litigation alleging that it and certain other hotel chains engaged in a conspiracy to fix higher prices for hotel rooms in violation of antitrust laws. For additional information regarding these matters, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8. Litigation is inherently subject to great uncertainty and it is difficult to predict the outcome or effect of any litigation matters. The outcome of any pending or future litigation could have a significant adverse impact on our or our subsidiaries’ financial condition or results of operations.

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

Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state, local, foreign and international environmental laws, including those relating to the discharge of substances into the environment, the disposal, removal or cleanup of hazardous wastes and other activities relating to the protection of the environment. Many of such laws have become increasingly stringent and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Boardwalk Pipelines is subject to extensive federal, state and local laws and regulations relating to protection of the environment. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. In addition, Altium Packaging may be adversely affected by laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Further, existing environmental laws or the interpretation or enforcement thereof may be amended and new laws may be adopted in the future.

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

Scrutiny and changing expectations from stakeholders with respect to sustainability practices may impose additional costs on us and our subsidiaries or expose us and our subsidiaries to new or additional risks.

Companies across all industries may face scrutiny from stakeholders related to their sustainability practices, including from both those who support and those who oppose such practices. Regardless of the industry, investors’ focus and activism related to sustainability and similar matters may hinder access to, or increase the cost of, capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s sustainability practices. In addition, other stakeholders, including customers, employees, suppliers, regulators and ratings agencies, may also focus on sustainability matters.

Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to concerns regarding sustainability issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences. Additionally, to the extent sustainability matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

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

Risks from cybersecurity threats, in the future may, among other things, cause material disruptions to our or our subsidiaries’ operations, which may materially affect our and/or their business, results of operations, cash flows, financial condition and/or equity. For more information, see Item 1A. Risk Factors of this Report.

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

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2025. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2020 and that all dividends were reinvested.

250
200
150
100
50
2020
2021
2022
2023
2024
2025
Loews Corporation
S&P 500 Index
Loews Peer Group

	2020	2021	2022	2023	2024	2025
Loews Common Stock	100.0	128.89	130.70	156.56	191.14	238.31
S&P 500 Index	100.0	128.71	105.40	133.10	166.40	196.16
Loews Peer Group (a)	100.0	127.73	151.23	159.59	215.85	239.26

(a)The Loews Peer Group consists of the following companies that are industry peers of our principal operating subsidiaries or our investment in Altium Packaging: Berry Global, Inc. (included through April 30, 2025 when it was acquired by Amcor plc), Chubb Limited, Diamond Rock Hospitality Company, Enbridge Inc., Energy Transfer LP, Kinder Morgan, Inc., Ryman Hospitality Properties, Inc., Silgan Holdings Inc., Sunstone Hotel Investors, Inc., The Hartford Financial Services Group, Inc., The Travelers Companies, Inc., W.R. Berkley Corporation and Xenia Hotels & Resorts, Inc.

Approximate Number of Equity Security Holders

As of February 2, 2026, we had approximately 510 holders of record of our common stock.

Common Stock Repurchases

Our Board of Directors has authorized our management, as it deems appropriate, to purchase our outstanding common stock. Depending on market and other conditions, we may purchase shares of our common stock in the open market (including in open market transactions that may or may not satisfy all of the conditions of the Rule 10b-18 voluntary safe harbor), in privately negotiated transactions or otherwise.

During the fourth quarter of 2025, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2025 - October 31, 2025	289,911	$99.26	N/A	N/A

November 1, 2025 - November 30, 2025	467,038	$104.33	N/A	N/A

December 1, 2025 - December 31, 2025	200,000	$104.53	N/A	N/A

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

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2024 and 2023 for Loews Corporation and its subsidiaries see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 11, 2025.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the years ended December 31, 2025 and 2024:

Year Ended December 31	2025	2024
(In millions, except per share data)

CNA Financial	$1,173	$879
Boardwalk Pipelines	444	413
Loews Hotels & Co	31	70
Corporate	19	52
Net income attributable to Loews Corporation	$1,667	$1,414

Basic net income per share	$7.98	$6.42

Diluted net income per share	$7.97	$6.41

2025 Compared with 2024

Net income attributable to Loews Corporation for 2025 was $1.7 billion, or $7.97 diluted net income per share, compared to net income attributable to Loews Corporation of $1.4 billion, or $6.41 diluted net income per share, in 2024.

Net income attributable to Loews Corporation for 2024 includes a $265 million after-tax and noncontrolling interests pension settlement charge for CNA. Excluding this pension charge, CNA’s increase is primarily due to higher property and casualty underwriting income and net investment income, partially offset by unfavorable net prior year loss reserve development related to legacy mass tort abuse reserves. The increase at Boardwalk Pipelines is primarily due to increased transportation revenues from higher re-contracting rates, recently completed growth projects and higher utilization-based revenue, as well as increased storage and parking and lending revenues. Those positives were partially offset by higher operating costs and higher depreciation expense at Boardwalk Pipelines. The decrease at Loews Hotels & Co is primarily due to an asset impairment charge, higher interest expense, and renovations at the Loews Miami Beach Hotel, partially offset by improved results at the Universal Orlando Resort hotels and the Loews Arlington Hotel and Convention Center, which was open for the entirety of 2025. Parent company investment income decreased due to lower investment income from the parent company trading portfolio.

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2025 and 2024 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Year Ended December 31	2025	2024
(In millions)

Revenues:
Insurance premiums	$10,900	$10,211
Net investment income	2,557	2,497
Investment losses	(81)	(81)
Non-insurance warranty revenue	1,577	1,609
Other revenues	36	34
Total	14,989	14,270
Expenses:
Insurance claims and policyholders’ benefits	8,294	7,738
Amortization of deferred acquisition costs	1,898	1,798
Non-insurance warranty expense	1,526	1,547
Other operating expenses	1,516	1,843
Interest	135	133
Total	13,369	13,059
Income before income tax	1,620	1,211
Income tax expense	(342)	(252)
Net income	1,278	959
Amounts attributable to noncontrolling interests	(105)	(80)
Net income attributable to Loews Corporation	$1,173	$879

2025 Compared with 2024

Net income attributable to Loews Corporation increased $294 million for 2025 as compared with 2024, which included a $265 million after-tax and noncontrolling interests pension settlement charge. Net income attributable to Loews Corporation also increased primarily due to higher property and casualty underwriting income and net investment income, partially offset by unfavorable net prior year loss reserve development related to legacy mass tort abuse reserves. For more information on the pension settlement charge see Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

CNA’s Property & Casualty and Other Insurance Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long-term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and the results of certain property and casualty businesses in run-off, including asbestos and environmental pollution (“A&EP”), a legacy portfolio of excess workers’ compensation (“EWC”) policies and certain legacy mass tort reserves. CNA’s products and services are primarily marketed through independent agents, retail and wholesale brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property & Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

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

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of any related acquisition expenses. Further information on CNA’s reserves is provided in Note 7 of the Notes to Consolidated Financial Statements included under Item 8.

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

The following tables present a reconciliation of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain (loss) for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$564	$723	$188	$1,475	$(302)	$1,173
Investment losses	22	32	2	56	8	64
Noncontrolling interests	51	65	17	133	(28)	105
Core income (loss)	$637	$820	$207	$1,664	$(322)	$1,342
Less:
Net investment income	650	775	156	1,581
Non-insurance warranty revenue	51			51
Other revenue (expense), including interest expense	(55)	(12)	13	(54)
Income tax expense on core income	(173)	(215)	(77)	(465)
Underwriting gain	164	272	115	551
Effect of catastrophe losses		217	23	240
Effect of unfavorable (favorable) development-related items	37	52	(25)	64
Underlying underwriting gain	$201	$541	$113	$855

Year Ended December 31, 2024

Net income (loss) attributable to Loews Corporation	$608	$603	$140	$1,351	$(472)	$879
Investment (gains) losses	31	44		75	(11)	64
Pension settlement transaction losses					293	293
Noncontrolling interests	55	55	13	123	(43)	80
Core income (loss)	$694	$702	$153	$1,549	$(233)	$1,316
Less:
Net investment income	626	733	131	1,490
Non-insurance warranty revenue	62			62
Other expense, including interest expense	(53)	(14)	(10)	(77)
Income tax expense on core income	(190)	(188)	(44)	(422)
Underwriting gain	249	171	76	496
Effect of catastrophe losses		318	40	358
Effect of favorable development-related items	(8)		(6)	(14)
Underlying underwriting gain	$241	$489	$110	$840

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	3,515	5,821	1,347	10,683
Net earned premiums	3,472	5,695	1,311	10,478
Underwriting gain	164	272	115	551
Net investment income	650	775	156	1,581
Core income	637	820	207	1,664

Other performance metrics:
Loss ratio	61.5%	67.9%	58.4%	64.6%
Expense ratio	33.5	26.8	32.8	29.7
Dividend ratio	0.3	0.5		0.4
Combined ratio	95.3%	95.2%	91.2%	94.7%
Less: Effect of catastrophe impacts		3.8	1.8	2.3
Less: Effect of unfavorable (favorable) development- related items	1.1	0.9	(1.9)	0.6
Underlying combined ratio	94.2%	90.5%	91.3%	91.8%
Underlying loss ratio	60.4%	63.2%	58.5%	61.7%

Rate	3%	5%	(4)%	3%
Renewal premium change	4	6	(1)	4
Retention	86	82	86	83
New business	$487	$1,491	$370	$2,348

Year Ended December 31, 2024

Net written premiums	3,445	5,469	1,262	10,176
Net earned premiums	3,361	5,158	1,256	9,775
Underwriting gain	249	171	76	496
Net investment income	626	733	131	1,490
Core income	694	702	153	1,549

Other performance metrics:
Loss ratio	59.5%	68.3%	60.9%	64.3%
Expense ratio	32.8	27.9	33.1	30.2
Dividend ratio	0.3	0.5		0.4
Combined ratio	92.6%	96.7%	94.0%	94.9%
Less: Effect of catastrophe impacts		6.2	3.2	3.6
Less: Effect of favorable development-related items	(0.3)	(0.1)	(0.4)	(0.2)
Underlying combined ratio	92.9%	90.6%	91.2%	91.5%
Underlying loss ratio	59.8%	62.2%	58.1%	60.9%

Rate	1%	6%	(1)%	4%
Renewal premium change	2	7		5
Retention	89	84	82	85
New business	$462	$1,512	$288	$2,262

2025 Compared with 2024

Net written premiums for Specialty increased $70 million in 2025 as compared with 2024 driven by rate partially offset by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums for Specialty.

Net written premiums for Commercial increased $352 million in 2025 as compared with 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums for Commercial.

Net written premiums for International increased $85 million in 2025 as compared with 2024. Excluding the effect of foreign currency exchange rates, net written premiums increased $76 million in 2025 as compared with 2024 driven by higher new business partially offset by lower rate. The increase in net earned premiums was consistent with the trend in net written premiums for International.

Core income increased $115 million in 2025 as compared with 2024 primarily due to higher underwriting income and net investment income.

Catastrophe losses were $240 million in 2025 as compared with $358 million in 2024. Catastrophe losses for 2025 and 2024 were driven by severe weather related events, including $64 million for the California wildfires in 2025 and $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024. For 2025 and 2024, Specialty had no catastrophe losses, Commercial had catastrophe losses of $217 million and $318 million and International had catastrophe losses of $23 million and $40 million.

Unfavorable net prior year loss reserve development for Property & Casualty Operations of $51 million and favorable net prior year loss reserve development of $31 million was recorded in 2025 and 2024. In 2025 and 2024, Specialty recorded unfavorable net prior year loss reserve development of $37 million and favorable net prior year loss reserve development of $9 million, Commercial recorded unfavorable net prior year loss reserve development of $39 million and favorable net prior year loss reserve development of $16 million and International recorded favorable net prior year loss reserve development of $25 million and $6 million. Further information on net prior year loss reserve development is included in Note 7 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 2.7 points in 2025 as compared with 2024 due to a 2.0 point increase in the loss ratio and a 0.7 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in 2025 and an increase in the underlying loss ratio, primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was driven by higher employee related costs and a non-recurring technology charge partially offset by higher net earned premiums.

Commercial’s combined ratio improved 1.5 points in 2025 as compared with 2024 due to a 1.1 point improvement in the expense ratio and a 0.4 point improvement in the loss ratio. The improvement in the expense ratio was primarily driven by higher net earned premiums and a lower acquisition ratio. The improvement in the loss ratio was driven by lower catastrophe losses, which were 3.8 points of the loss ratio in 2025, as compared with 6.2 points of the loss ratio in 2024 partially offset by unfavorable net prior year loss reserve development and an increase in the underlying loss ratio related to social inflation impacted lines.

International’s combined ratio improved 2.8 points in 2025 as compared with 2024 due to a 2.5 point improvement in the loss ratio and a 0.3 point improvement in the expense ratio. The improvement in the loss ratio was primarily driven by higher favorable net prior year loss reserve development and lower catastrophe losses, which were 1.8 points of the loss ratio for 2025, as compared with 3.2 points of the loss ratio for 2024. The improvement in the expense ratio was primarily driven by higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2025 and 2024.

Years Ended December 31	2025	2024
(In millions)

Net earned premiums	$423	$437
Net investment income	976	1,007
Core loss	(322)	(233)

2025 Compared with 2024

Core results decreased by $89 million in 2025 as compared with 2024. Results in 2025 include a $106 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves compared with a $62 million after-tax charge in 2024. The current year also includes an unfavorable non-economic impact related to the A&EP loss portfolio transfer (“LPT”). Both years are inclusive of assumption updates as a result of the annual reserve review completed in the third quarter of each year. In addition, net investment income decreased in 2025 as compared with 2024.

The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in after-tax charges of $36 million in 2025 as compared with an after-tax charge of $6 million in 2024, both of which have no economic impact. Further information on net prior year loss reserve development and the A&EP LPT is included in Note 7 of the Notes to Consolidated Financial Statements included under Item 8.

The cash flow assumption updates from the annual reserve review for 2025 and 2024 resulted in a pretax increase in long-term care reserves of $7 million and $15 million. The annual structured settlement reserve review resulted in a pretax increase in claim reserves of $2 million for 2025 and a reduction in claim reserves of $9 million for 2024.

Results in 2024 included a $16 million after-tax charge related to office consolidation.

Boardwalk Pipelines

Overview

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids (“NGLs”) industry, providing transportation and storage for those commodities. It also provides ethane supply and transportation services for petrochemical customers in Louisiana and Texas. Boardwalk Pipelines is not in the business of buying and selling natural gas and NGLs other than for system management purposes and to facilitate its ethane supply operations, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by its customers or the ethane supply requirements on its systems. The pricing contained in the purchase and sales agreements associated with the ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. Except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, Boardwalk Pipelines’ ethane supply services, like its other businesses, have little to no direct commodity price exposure. Due to the capital-intensive nature of its business, Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the volume of products transported, with the exception of costs recorded in costs associated with service revenues. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines’ operation and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, pipeline integrity maintenance regulations and its efforts to monitor, control and reduce emissions, as further discussed below.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2025, approximately 87% of Boardwalk Pipelines’ revenues were derived from capacity reservation fees under firm contracts or from contracts with minimum volume commitments. The table below shows a rollforward of projected operating revenues under committed firm agreements in place as of December 31,

2024 to December 31, 2025, including agreements for transportation, storage, ethane supply and other services, over the remaining term of those agreements:

As of December 31, 2025
(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2024	$14,184
Adjustments for:
Actual revenues recognized from firm agreements in 2025 (a)	(1,639)
Firm agreements entered into in 2025	7,011
Total projected operating revenues under committed firm agreements as of December 31, 2025	$19,556

(a)Reflects an increase of $128 million in Boardwalk Pipelines’ actual 2025 revenues recognized from fixed fees under firm agreements as compared with its expected 2025 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2024, primarily due to an increase from contract renewals at higher rates that occurred in 2025.

During 2025, Boardwalk Pipelines entered into $7.0 billion of new firm agreements, of which approximately 82% were associated with new growth projects executed in 2025. For firm agreements associated with new growth projects, the associated assets may not be placed into commercial service until sometime in the future. The table above includes $9.9 billion of estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk. Each year, a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as electric power generators (including as a result of increased demand by AI data centers), petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). As of December 31, 2025, Boardwalk Pipelines’ top ten customers under committed firm agreements comprised approximately 66% of its total projected operating revenues and the credit profile associated with Boardwalk Pipelines’ customers comprising the total projected operating revenues under committed firm agreements was 87% rated as investment grade, 2% rated as non-investment grade and 11% not rated.

Pipeline System Maintenance and Greenhouse Gases (“GHGs”) Emission Reduction Initiatives

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA’s regulations require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high-risk areas, known as HCAs, and MCAs, along pipelines and take additional safety measures to protect people and property in these areas. These regulations have resulted in an overall increase in Boardwalk Pipelines’ ongoing maintenance costs, including maintenance capital and maintenance expense. Refer to Item 1. Business of this Report for further discussion of these regulations.

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

PHMSA regulations and efforts to reduce GHG emissions have caused Boardwalk Pipelines’ capital and operating costs to increase since 2021. Those costs are expected to stabilize for the foreseeable future, though PHMSA regulations and such efforts may cause Boardwalk Pipelines to experience operational delays and may result in potential adverse impacts to its ability to grow its business and reliably serve its customers. Additionally, any changes to these regulations could cause Boardwalk Pipelines’ costs to increase in the future. For more information, see Item 1. Business and Item 1A. Risk Factors of this Report.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipelines undertakes will affect the amounts it records as property, plant and equipment on the Consolidated Balance Sheets or recognizes as expenses, which impact earnings. In 2026, Boardwalk Pipelines expects to spend approximately $530 million to maintain its pipeline systems, comply with regulations and monitor, control and reduce its GHG emissions, of which approximately $225 million is expected to be maintenance capital. In 2025, Boardwalk Pipelines spent $516 million on these matters, of which $194 million was recorded as maintenance capital.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2025 and 2024 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

Year Ended December 31	2025	2024
(In millions)

Revenues:
Operating revenues and other	$2,310	$2,034
Interest income	14	31
Total	2,324	2,065
Expenses:
Operating and other:
Operating costs and expenses	1,136	948
Depreciation and amortization	443	429
Interest	161	183
Total	1,740	1,560
Income before income tax	584	505
Income tax expense	(140)	(92)
Net income attributable to Loews Corporation	$444	$413
EBITDA	$1,174	$1,086

2025 Compared with 2024

Net income attributable to Loews Corporation and EBITDA increased $31 million and $88 million in 2025 as compared with 2024, primarily due to the reasons discussed below.

Total revenues increased $259 million in 2025 as compared with 2024. Boardwalk Pipelines’ transportation revenues increased $104 million, primarily due to re-contracting at higher rates, recently completed growth projects and higher utilization-based revenue; storage, parking and lending revenues increased $35 million due to favorable market conditions which allowed for contracting at higher rates; and product sales revenues increased $137 million primarily from higher volumes from the sale of ethane due to a customer outage in 2024, which impacted 2024 volumes, and higher ethane pricing in 2025.

Operating and other expenses increased $202 million in 2025 as compared with 2024, primarily from higher product costs of $137 million associated with increased ethane product sales; increased operation and maintenance costs of $12 million primarily due to higher maintenance project, employee-related, pipeline legal and utility costs; increased general and administrative expenses of $14 million primarily due to higher employee-related and outside service costs; increased depreciation and amortization expense of $14 million; increased property taxes of $8 million due to higher assessments and an increased asset base; and a 2024 gain from a contract settlement of $7 million.

Interest expenses decreased $22 million in 2025 as compared with 2024, primarily due to the pre-financing of Boardwalk Pipeline’s $600 million of debt that matured on December 15, 2024.

Income tax expense increased $48 million in 2025 as compared with 2024, primarily due to a $36 million income tax benefit recorded in 2024 from an adjustment to deferred state income taxes for a rate reduction effective in 2025.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the years ended December 31, 2025 and 2024:

Year Ended December 31	2025	2024
(In millions)

Net income attributable to Loews Corporation	$444	$413
Interest, net	147	152
Income tax expense	140	92
Depreciation and amortization	443	429
EBITDA	$1,174	$1,086

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2025 and 2024 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2025	2024
(In millions)

Revenues:
Operating revenue	$818	$806
Revenues related to reimbursable expenses	127	127
Total	945	933
Expenses:
Operating and other	674	653
Asset impairments	25
Reimbursable expenses	127	127
Depreciation and amortization	100	93
Equity income from joint ventures	(102)	(86)
Interest	69	51
Total	893	838
Income before income tax	52	95
Income tax expense	(21)	(25)
Net income attributable to Loews Corporation	$31	$70

2025 Compared with 2024

Net income attributable to Loews Corporation decreased by $39 million in 2025 as compared with 2024 primarily due to the reasons discussed below.

Operating revenues improved by $12 million and operating and other expenses increased by $21 million in 2025 as compared with 2024. The increase in operating revenues was primarily due to higher average daily rates and higher food and beverage revenues, largely driven by the Loews Arlington Hotel and Convention Center being open for the entirety of 2025, partially offset by a decline in operating revenues at the Loews Miami Beach Hotel due to renovations. The increase in operating and other expenses was primarily due to higher costs associated with the Loews Arlington Hotel and Convention Center and the termination of a contract with a minority owner in the first quarter of 2025.

Equity income from joint ventures increased $16 million in 2025 as compared to 2024. Equity income from joint ventures was negatively impacted by impairment charges recorded at certain joint venture hotels, which reduced equity income by $9 million in 2025 and by $19 million in 2024. Excluding the impact of these charges, equity income from joint ventures increased $6 million. The increase was primarily driven by growth in the overall average daily rate and an increase in the number of occupied room nights at the Universal Orlando Resort hotels, including those attributable to the three new hotels that opened in the first half of 2025, partially offset by higher expenses, including pre-opening costs, depreciation and interest expense, related to these new hotels, as well as a reduction in net distributions, which reduced earnings at a Universal Orlando Resort joint venture, to support property improvement costs.

In 2025, Loews Hotels & Co recorded an impairment charge of $25 million to reduce the carrying value of certain assets related to the planned replacement of the Arlington Sheraton Hotel to their estimated fair value.

Depreciation and amortization expense increased $7 million in 2025 as compared with 2024, mainly due to the Loews Arlington Hotel and Convention Center being open for the entirety of 2025 and the accelerated depreciation of assets being replaced by renovations at certain properties.

Interest expense for 2025 increased $18 million as compared with 2024 primarily due to lower capitalized interest on projects under development and higher interest rates on certain debt refinanced in 2024.

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

The following table summarizes the results of operations for Corporate for the years ended December 31, 2025 and 2024 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2025	2024
(In millions)

Revenues:
Net investment income	$196	$242
Expenses:
Operating and other	69	77
Equity method loss	28	28
Interest	72	74
Total	169	179
Income before income tax	27	63
Income tax expense	(8)	(11)
Net income attributable to Loews Corporation	$19	$52

2025 Compared with 2024

Net income attributable to Loews Corporation decreased $33 million in 2025 as compared with 2024 primarily due to the decrease in net investment income for the Parent Company of $46 million in 2025 as compared with 2024 primarily due to results from the trading portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.9 billion at December 31, 2025 as compared to $3.3 billion at December 31, 2024. In 2025, we received $1.5 billion in cash dividends from our subsidiaries: $954 million from CNA, including a special cash dividend of $497 million, and distributions of $500 million from Boardwalk Pipelines. Cash outflows in 2025 included the payment of $806 million to fund treasury stock purchases and $52 million of cash dividends to our shareholders. In the first quarter of 2026, we expect to receive cash dividends of $616 million from CNA and $75 million from Boardwalk Pipelines. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market (including, with respect to our common stock, in open market transactions that may or may not satisfy all of the conditions of the Rule 10b-18 voluntary safe harbor), in privately negotiated transactions or otherwise. In 2025, we purchased 8.9 million shares of Loews Corporation common stock. As of February 6, 2026, there were 206,052,874 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $2.5 billion in 2025 as compared with $2.6 billion in 2024. The decrease in cash provided by operating activities was driven by an increase in net claim payments and higher operating expenses, partially offset by an increase in premiums collected and higher cash from investment earnings.

CNA paid cash dividends of $3.84 per share on its common stock, including a special cash dividend of $2.00 per share, in 2025. On February 6, 2026, CNA’s Board of Directors declared a quarterly cash dividend of $0.48 per share and a special cash dividend of $2.00 per share, payable March 12, 2026 to shareholders of record on February 23, 2026. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2025, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2026 that would not be subject to the Department’s prior approval is $1.3 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $1.1 billion in 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

In August of 2025, CNA completed a public offering of $500 million aggregate principal amount of its 5.2% senior notes due August 15, 2035 and redeemed the $500 million outstanding aggregate principal balance of its 4.5% senior notes in advance of the March 1, 2026 maturity date.

CNA has an insurer financial strength rating of A+ and senior debt rating of a- from A.M. Best Company (“A.M. Best”), an insurer financial strength rating of A2 and senior debt rating of Baa2 from Moody’s, an insurer financial strength rating of A+ and senior debt rating of A- from S&P and an insurer financial strength rating of A+ and senior debt rating of BBB+ from Fitch. A.M. Best upgraded CNA’s insurer financial strength and senior debt ratings and revised the outlook on the ratings to stable from positive in December 2025. Moody’s maintains a positive outlook on CNA’s ratings after revising it to positive from stable in November 2024. S&P and Fitch maintain stable outlooks across CNA’s insurer financial strength and senior debt ratings.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $142 million in 2025 compared to 2024, primarily due to changes in net income.

For 2025 and 2024, Boardwalk Pipelines’ capital expenditures were $354 million and $392 million, consisting of growth capital expenditures of $160 million and $190 million and maintenance capital expenditures of $194 million and $202 million. See Boardwalk Pipelines: Pipeline System Maintenance and GHGs Emission Reduction Initiatives in this MD&A for further information about factors impacting Boardwalk Pipelines’ maintenance capital spending.

Boardwalk Pipelines expects total capital expenditures to be approximately $845 million in 2026, including approximately $225 million for maintenance capital and $620 million related to growth projects. As described in Boardwalk Pipelines: Current Growth Projects in Item 1. Business of this Report, Boardwalk Pipelines is currently engaged in growth projects for which it has executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate construction costs associated with these agreements is approximately $3.3 billion; this cost is expected to be spent through 2030. As of December 31, 2025, Boardwalk Pipelines has spent $135 million on these growth projects. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project’s expected in-service date. Boardwalk Pipelines is also evaluating additional growth projects involving substantial capital commitments. Boardwalk Pipelines expects to finance its growth projects through a combination of operating cash flows and the issuance of long-term debt, including borrowings under its revolving credit facility. Boardwalk Pipelines’ cost and timing estimates for its growth projects are subject to a variety of risks and uncertainties, and are based on the factors, described in Boardwalk Pipelines: Current Growth Projects in Item 1. Business of this Report. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. Refer to Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

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

Additionally, as of December 31, 2025, Boardwalk Pipelines has future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $355 million, which are expected to be settled through 2028.

As of February 6, 2026, Boardwalk Pipelines has an effective shelf registration statement on file with the SEC, which expires in September 2026, under which it may publicly issue up to $350 million of debt securities, warrants or rights from time to time. Boardwalk Pipelines intends to update its shelf registration statement and access the debt markets to fund some or all capital expenditures for growth projects or acquisitions, to refinance maturing debt or for general partnership purposes. Boardwalk Pipelines believes that its existing capital resources, including its cash, cash equivalents and short-term investments, revolving credit facility and cash flows from operating activities, will be adequate to fund its anticipated obligations over the next twelve months.

In November of 2025, Boardwalk Pipelines completed a public offering of $550 million aggregate principal amount of its 5.4% senior notes due February 15, 2036, the proceeds of which will be used to redeem on March 1, 2026 the outstanding $550 million aggregate principal amount of its 6.0% debt due June 1, 2026 at a redemption price equal to par plus accrued and unpaid interest. As of December 31, 2025, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility and the full borrowing capacity of $1.0 billion available to it. In November 2025, Boardwalk Pipelines amended and restated its $1.0 billion revolving credit facility, extending the term to November 2030.

In 2025, Boardwalk Pipelines paid distributions of $500 million to the Company.

Boardwalk Pipelines has a senior debt rating of BBB with a stable outlook from S&P, a senior debt rating of Baa2 with a stable outlook from Moody’s and a senior debt rating of BBB with a stable outlook from Fitch.

In 2025, Loews Hotels & Co refinanced $363 million in loans. Loews Hotels & Co, through its subsidiaries, has loans, principally mortgage loans, all of which mature beyond twelve months as of December 31, 2025, which it may refinance before they mature. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt.

In 2025, Loews Hotels & Co acquired all the remaining outstanding noncontrolling equity interests of two owned and consolidated hotels for a total of $41 million.

In January 2026 Loews Hotels & Co announced the replacement of the existing Arlington Sheraton Hotel with the Americana by Loews Hotels in Arlington, Texas. Loews Hotels & Co wholly owns the Arlington Sheraton Hotel but did not manage the hotel as Loews Hotels & Co leased the hotel to an unrelated third party. The new hotel, which Loews Hotels & Co will wholly own and manage, is expected to open in 2029 with approximately 500 guestrooms and more than 83,000 square feet of total indoor and outdoor function space. The approximately $400 million hotel project is expected to be funded with cash from operations. Based on the timing of construction relative to the seasonality of Loews Hotels & Co’s business and restrictions on certain cash held by Loews Hotels & Co, a Loews Corporation capital contribution may be required to fund all or part of the construction costs.

Contractual Obligations

We and our subsidiaries have contractual obligations which arise in the ordinary course of business. For a discussion regarding the obligations related to our and our subsidiaries long-term debt see Note 11 of the Notes to Consolidated Financial Statements included under Item 8. For contractual payment obligations related to the claim and claim adjustment expense reserves and future policy benefit reserves see the table below:

	Payments Due by Period
December 31, 2025	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Claim and claim adjustment expense reserves (a)	$27,111	$5,983	$7,362	$4,145	$9,621
Future policy benefit reserves (b)	26,880	862	1,633	1,793	22,592
(a)The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2025. See the Insurance Reserves section of this MD&A for further information.
(b)The future policy benefit reserves reflected above are not discounted, include maintenance costs, represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums and are based on its assessment of facts and circumstances known as of December 31, 2025. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Year Ended December 31	2025	2024
(In millions)

Fixed income securities:
Taxable fixed income securities	$2,012	$1,940
Tax-exempt fixed income securities	165	144
Total fixed income securities	2,177	2,084
Limited partnership and common stock investments	302	320
Other, net of investment expense	78	93
Net investment income	$2,557	$2,497

Effective income yield for the fixed income securities portfolio	4.9%	4.8%
Limited partnership and common stock return for the period	11.1%	13.3%

CNA’s net investment income increased $60 million in 2025 as compared with 2024, driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates, partially offset by lower common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Year Ended December 31	2025	2024
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(64)	$(57)
States, municipalities and political subdivisions	(1)	1
Asset-backed	(18)	(46)
Total fixed maturity securities	(83)	(102)
Non-redeemable preferred stock	7	21
Derivatives, short-term and other	(5)
Total investment losses	(81)	(81)
Income tax benefit	17	17
Amounts attributable to noncontrolling interests	5	5
Investment losses attributable to Loews Corporation	$(59)	$(59)

CNA’s pretax investment losses were consistent with 2024 as lower impairment losses were offset by a lower favorable change in the fair value of non-redeemable preferred stock and higher net losses on disposals of fixed maturity securities.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2025		December 31, 2024
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,274	$(228)	$2,936	$(369)
AAA	3,997	(136)	3,010	(217)
AA	7,001	(428)	6,369	(567)
A	11,167	(140)	10,260	(379)
BBB	16,249	(223)	16,757	(729)
Non-investment grade	1,714	(42)	1,779	(64)
Total	$43,402	$(1,197)	$41,111	$(2,325)

As of December 31, 2025 and 2024, 1% of CNA’s fixed maturity portfolio was rated internally. Additionally, as of December 31, 2025 and 2024, CNA assigned an AAA rating to $661 million and $199 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,980	$267
AAA	1,376	243
AA	3,827	623
A	5,025	440
BBB	7,758	639
Non-investment grade	678	74
Total	$20,644	$2,286

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2025	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$821	$11
Due after one year through five years	5,277	224
Due after five years through ten years	5,752	607
Due after ten years	8,794	1,444
Total	$20,644	$2,286

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

	December 31, 2025		December 31, 2024
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,584	9.7	$14,915	9.8
Property & Casualty and other	30,716	4.5	28,779	4.3
Total	$46,300	6.3	$43,694	6.2

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

INSURANCE RESERVES

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations and equity and CNA’s equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Notes 7 and 8 of the Notes to Consolidated Financial Statements included under Item 8.

Property and Casualty Claim and Claim Adjustment Expense Reserves

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (“IBNR”). IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the discussion that follows and in Note 7 of the Notes to Consolidated Financial Statements included under Item 8.

There is a risk that CNA’s recorded reserves are insufficient to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses. Unforeseen emerging or potential claims and coverage issues are also difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve increases.

In addition, CNA’s property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims, which could result in material losses. To mitigate the risks posed by CNA’s exposure to A&EP claims and claim adjustment expenses, CNA completed a transaction with National Indemnity Company (“NICO”), under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO effective January 1, 2010. See Note 7 of the Notes to the Consolidated Financial Statements included under Item 8 for further discussion about the transaction with NICO, its impact on CNA’s results of operations and the deferred retroactive reinsurance gains and the amount of remaining reinsurance limit.

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

The key assumptions fundamental to the reserving process often vary for different reserve groups and accident or policy years. Some of these assumptions are explicit and required by specific methods, while most are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern used in the paid or incurred development method. However, this pattern is based on several implicit assumptions, such as the impact of inflation on claim costs and the rate at which claim professionals make claim payments and close claims. Consequently, the effect of changes in assumptions on reserve estimates typically cannot be specifically quantified, and these changes cannot be tracked over time.

CNA’s recorded reserves are management’s best estimate. To indicate the variability associated with CNA’s recorded reserves, the following discussion provides a sensitivity analysis showing the approximate estimated impact of variations in significant factors affecting CNA’s reserve estimates for particular types of business. These significant factors are those that CNA believes could most likely materially affect the reserves. This discussion covers the major types of business for which CNA believes a material deviation in its reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated in the discussion. Additionally, there can be no assurance that other factors and assumptions will not have a material impact on CNA’s reserves.

The areas for which CNA believes a significant deviation to its recorded reserves is reasonably possible are (i) medical professional liability (ii) other professional liability and management liability (iii) general liability (iv) workers’ compensation and (v) commercial automobile liability.

Medical professional liability, other professional liability and management liability, and general liability all have long development patterns with relatively immature paid data. This requires considerable judgment regarding development to ultimate losses and inherent risks due to economic, social and medical inflation, as well as legal fees, judicial decisions, legislative changes and other factors. The following table reflects the impact on CNA’s recorded reserves (which could be favorable or unfavorable) of changing the ultimate losses by one percentage point in the long-tail development:

	Recorded	Impact
As of December 31, 2025	Reserve	Amount (+/-)	Percent (+/-)
	(In billions)	(In millions)

Medical Professional Liability	$1.5	$120	8.0%
Other Professional Liability and Management Liability	4.1	240	6.0
General Liability	4.8	280	6.0

Workers’ compensation also requires considerable judgment given its long development pattern and the impacts of medical inflation, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. Adjusting the ultimate losses by one percentage point change in the long-tail development would increase or decrease the recorded reserve of $3.5 billion as of December 31, 2025 by approximately $240 million, or 7% of the recorded reserves.

Commercial automobile liability is also considered long-tail; however, the frequency of claims and severity of loss assumptions for the latest few accident years are significantly influenced by social and economic inflation, driving habits and attorney involvement. If these trends accelerate beyond expectations, there may be significant deviation in CNA’s recorded reserves. CNA’s recorded reserves for commercial automobile liability were $1.6 billion as of December 31, 2025. The following table reflects the impact on CNA’s recorded reserves of increasing the frequency and severity assumptions in the ultimate commercial automobile liability losses on the three most recent accident years,

	Severity
Frequency	2.5%	5.0%	7.5%
(In millions, except frequency and severity assumptions)

—%	$50	$90	$140
1.0%	70	110	160
2.0%	90	130	180

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods. In reviewing CNA’s reserve estimates, CNA makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to change its reserves in prior periods and could lead to CNA’s identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings positively or negatively. See Note 7 of the Notes to the Consolidated Financial Statements included under Item 8 for additional information about reserve development.

The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2025	2024
(In millions)

Gross Case Reserves	$7,311	$6,589
Gross IBNR Reserves	16,098	15,093
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$23,409	$21,682

Net Case Reserves	$6,189	$5,573
Net IBNR Reserves	13,536	12,761
Total Net Carried Claim and Claim Adjustment Expense Reserves	$19,725	$18,334

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including A&EP:

December 31	2025	2024
(In millions)

Gross Case Reserves	$1,196	$1,241
Gross IBNR Reserves	1,403	1,431
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,599	$2,672

Net Case Reserves	$119	$120
Net IBNR Reserves	238	268
Total Net Carried Claim and Claim Adjustment Expense Reserves	$357	$388

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

CNA maintains future policy benefit reserves for its long-term care policies. Future policy benefit reserves for long-term care policies relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. In developing the future policy benefit reserves, CNA’s actuaries perform a reserve review on an annual basis. During the annual review, historical policyholder morbidity, persistency, premium rate actions and expense experience is reviewed and compared to the current best estimate actuarial assumption set for potential revision. On a quarterly basis, actuaries perform experience studies that monitor the appropriateness of best estimate actuarial assumptions against emerging experience to assess whether any updates to those assumptions are warranted. The determination of these reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policies. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk. Future policy benefit reserves are discounted as discussed in Note 1 to the Consolidated Financial Statements included under Item 8.

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

The actuarial assumptions related to future policy benefit reserves for long-term care policies that management believes are subject to the most variability are morbidity, persistency and premium rate actions. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Premium rate actions are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, CNA’s long-term care reserves may be subject to material increases if actual experience develops adversely to its expectations.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its liability for future policyholder benefits reserve assumptions. CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each long-term care product. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional premium rate actions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

For the year ended December 31, 2025	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$300
5% increase in morbidity	620
Persistency:
5% decrease in active life mortality and lapse	$180
10% decrease in active life mortality and lapse	350
Premium rate actions:
25% decrease in anticipated future premium rate increases	$30
50% decrease in anticipated future premium rate increases	50

As part of the annual reserve review completed in the third quarter of each year, statutory long-term care reserve adequacy is evaluated by premium deficiency testing, by comparing carried statutory reserves with best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2025, statutory long-term care margin increased to $1.5 billion from $1.4 billion.

The following tables summarize policyholder reserves for CNA’s long-term care operations:

December 31, 2025	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long-term care		$13,448	$13,448
Structured settlement and other	$535		535
Total	535	13,448	13,983
Ceded reserves	56		56
Total gross reserves	$591	$13,448	$14,039

December 31, 2024

Long-term care		$13,158	$13,158
Structured settlement and other	$541		541
Total	541	13,158	13,699
Ceded reserves	81		81
Total gross reserves	$622	$13,158	$13,780

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. Catastrophe losses, net of reinsurance, of $240 million and $358 million were recorded for the years ended December 31, 2025 and 2024. Catastrophe losses for the years ended December 31, 2025 and 2024 were driven by severe weather related events, including $64 million for the California wildfires in 2025 and $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024.

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

The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2026.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. The treaty has a term of June 1, 2025 to June 1, 2026 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $275 million up to $1.4 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological, chemical or radiation event. All layers of the treaty provide for one full reinstatement.

Group Workers’ Compensation Treaty

CNA also purchased corporate workers’ compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2026 to January 1, 2027 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty also provides $775 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. All layers of the treaty provide for one full reinstatement.

Terrorism Risk Insurance Program Reauthorization Act of 2019

CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiation events, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General for losses that exceed a threshold of $200 million industry-wide for the calendar year 2026. Under the current provisions of the program, in 2026 the federal government will reimburse 80% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2025 earned premiums, CNA’s estimated deductible under the program is $1.4 billion for 2026. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Long Term Care Reserves

Future policy benefits reserves for long-term care policies are based on certain actuarial assumptions, including morbidity, persistency, premium rate actions and expenses. The adequacy of the reserves is contingent upon actual experience and future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring an increase to reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. The reserving process is discussed in further detail in the Insurance Reserve section of this MD&A.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Statements of Income. Market risk exposure is presented below for each class of financial instrument held by us and our subsidiaries at December 31, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our and our subsidiaries investment portfolios are subject to change based on portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis below estimates the change in the fair value of interest sensitive assets and liabilities that were held on December 31, 2025 and 2024 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our and our subsidiaries’ debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $432 million and $381 million at December 31, 2025 and 2024. The impact of a 100 basis point decrease would result in an increase in market value of $451 million and $401 million at December 31, 2025 and 2024. At December 31, 2025 and 2024, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would result in no impact to interest expense and an increase of $2 million to interest expense.

Equity Price Risk – We and our subsidiaries have exposure to equity price risk as a result of investments in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured below assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2025 and 2024, with all other variables held constant. For limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of the portfolio and indices with similar strategies relative to the S&P 500.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We and our subsidiaries have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis below assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2025 and 2024, with all other variables held constant.

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

Credit Spread Risk – In the fourth quarter of 2024, we entered into credit default swap index transactions with a notional value of $2 billion that potentially benefit from widening investment grade credit spreads associated with the underlying securities that comprise the index. In addition to our exposure to tightening investment grade credit spreads as a result of these transactions, carrying costs associated with maintaining the positions could have adversely affected returns. The position was closed during the second quarter of 2025.

The following tables present the estimated effects on the fair value of our and our subsidiaries’ financial instruments as of December 31, 2025 and 2024 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

		Increase (Decrease)
December 31, 2025	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$582	$(4)
Equity securities – long	522		$(131)
– short	(43)		11
Options – purchased	1		19
Other invested assets	12
Short-term investments	2,659	(6)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2025	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$43,402	$(2,869)	$(798)
Equity securities	769	(22)		$(59)
Limited partnership investments	2,861		(5)	(299)
Other invested assets	105		(20)
Mortgage loans	1,072	(34)
Short-term investments	3,385	(2)	(49)
Other derivatives	3			62

Trading portfolio:

		Increase (Decrease)
December 31, 2024	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$716	$(6)
Equity securities – long	403		$(101)
– short	(88)		22
Options – purchased	2		44
Other invested assets	10
Short-term investments	2,180	(5)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2024	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$41,111	$(2,684)	$(651)
Equity securities	659	(15)		$(45)
Limited partnership investments	2,520		(2)	(252)
Other invested assets	85		(16)
Mortgage loans	987	(30)
Short-term investments	2,426	(1)	(45)
Other derivatives	6	1		40

Changes in discount rates used to measure CNA’s liability for future policyholder benefits (“LFPB”) would reduce the impact of the decrease in Fixed maturity securities within Other comprehensive income. The carrying value of the LFPB was $13.4 billion and $13.2 billion as of December 31, 2025 and 2024. The estimated decrease in the carrying value of the LFPB as of December 31, 2025 and 2024 due to an increase in yield rates of 100 basis points was $1.3 billion. The change in the carrying value of the LFPB due to interest rate changes was estimated by discounting the expected future cash flows.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Claim and claim adjustment expense reserves – Property & Casualty — Refer to Notes 1 and 7 to the financial statements.

Critical Audit Matter Description

The estimation of property and casualty claim and claim adjustment expense reserves (“P&C claim and claim adjustment expense reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating P&C claim and claim adjustment expense reserves is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Modest changes in judgments and assumptions can materially impact the valuation of these liabilities, particularly for claims with longer-tailed exposures such as workers’ compensation, general liability and professional liability claims and certain shorter-tailed exposures.

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

Future policy benefit reserves – Long Term Care — Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The estimation of long-term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including the morbidity, specifically incidence, assumption. Estimating future experience for long term care policies is subject to significant estimation risk as the required projection period spans several decades. Morbidity and persistency experience can be volatile and modest changes in this assumption can materially impact the valuation of these liabilities.

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

•We tested the underlying data that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•With the assistance of our actuarial specialists:

◦We independently recalculated cohort level LTC future policy benefit reserves and compared our estimates to the recorded reserves.

◦We evaluated the judgments made by management in setting assumptions, including comparing those assumptions to the Company’s historical experience used as the basis for setting those assumptions.

◦For a sample of policies, we evaluated management’s estimate of future cash flows. This included evaluating that assumptions were applied as intended.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 10, 2026

We have served as the Company's auditor since 1969.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 10, 2026

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2025	2024
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $45,250 and $44,196, less allowance for credit loss of $69 and $45	$43,984	$41,827

Equity securities, cost of $1,201 and $969	1,292	1,064

Limited partnership investments	2,861	2,520

Other invested assets, primarily mortgage loans, less allowance for credit loss of $15 and $35	1,195	1,113

Short-term investments	6,044	4,606

Total investments	55,376	51,130

Cash	495	541

Receivables	10,983	10,522

Property, plant and equipment	10,695	10,738

Goodwill	349	347

Deferred non-insurance warranty acquisition expenses	3,220	3,525

Deferred acquisition costs of insurance subsidiaries	986	959

Other assets	4,244	4,181

Total assets	$86,348	$81,943

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2025	2024
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$26,599	$24,976
Future policy benefits	13,448	13,158
Unearned premiums	7,635	7,346
Total insurance reserves	47,682	45,480

Payable to brokers	53	110
Short-term debt	1,052	5
Long-term debt	8,437	8,939
Deferred income taxes	839	550
Deferred non-insurance warranty revenue	4,138	4,530
Other liabilities	4,506	4,392
Total liabilities	66,707	64,006

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 206,003,999 and 214,912,595 shares	2	2
Additional paid-in capital	2,374	2,490
Retained earnings	17,377	16,459
Accumulated other comprehensive loss	(1,067)	(1,867)
	18,686	17,084
Less treasury stock, at cost (0 and 212,251 shares)	—	(18)
Total shareholders’ equity	18,686	17,066
Noncontrolling interests	955	871
Total equity	19,641	17,937
Total liabilities and equity	$86,348	$81,943

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2025	2024	2023
(In millions, except per share data)

Revenues:
Insurance premiums	$10,900	$10,211	$9,480
Net investment income	2,779	2,780	2,395
Investment losses	(81)	(81)	(53)
Non-insurance warranty revenue	1,577	1,609	1,624
Operating revenues and other	3,279	2,991	2,455
Total	18,454	17,510	15,901

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $104, $125, and $88)	8,294	7,738	7,068
Amortization of deferred acquisition costs	1,898	1,798	1,644
Non-insurance warranty expense	1,526	1,547	1,544
Operating expenses and other	4,090	4,170	3,393
Equity method income	(74)	(58)	(120)
Interest	437	441	376
Total	16,171	15,636	13,905
Income before income tax	2,283	1,874	1,996
Income tax expense	(511)	(380)	(451)
Net income	1,772	1,494	1,545
Amounts attributable to noncontrolling interests	(105)	(80)	(111)
Net income attributable to Loews Corporation	$1,667	$1,414	$1,434

Basic net income per share	$7.98	$6.42	$6.30

Diluted net income per share	$7.97	$6.41	$6.29

Basic weighted average number of shares outstanding	208.96	220.26	227.48

Diluted weighted average number of shares outstanding	209.10	220.53	227.81

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2025	2024	2023
(In millions)

Net income	$1,772	$1,494	$1,545

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(2)	(1)	(5)
Net unrealized gains (losses) on other investments	887	(262)	1,125
Total unrealized gains (losses) on investments	885	(263)	1,120
Impact of changes in discount rates used to measure long-duration contract liabilities	(161)	712	(318)
Unrealized losses on cash flow hedges	(7)		(5)
Pension and postretirement benefits	14	340	104
Foreign currency translation	144	(102)	60

Other comprehensive income	875	687	961

Comprehensive income	2,647	2,181	2,506

Amounts attributable to noncontrolling interests	(179)	(137)	(188)

Total comprehensive income attributable to Loews Corporation	$2,468	$2,044	$2,318

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2023	$15,201	$2	$2,748	$14,931	$(3,320)	$(12)	$852
Net income	1,545			1,434			111
Other comprehensive income	961				884		77
Dividends paid ($0.25 per share)	(131)			(57)			(74)
Purchase of subsidiary stock from noncontrolling interests	(202)		27		(61)		(168)
Purchases of Loews Corporation treasury stock	(852)					(852)
Retirement of treasury stock	—		(164)	(693)		857
Stock-based compensation	26		3				23
Other	(23)		(25)	2
Balance, December 31, 2023	$16,525	$2	$2,589	$15,617	$(2,497)	$(7)	$821
Net income	1,494			1,414			80
Other comprehensive income	687				630		57
Dividends paid ($0.25 per share)	(140)			(55)			(85)
Purchase of subsidiary stock from noncontrolling interests	(20)						(20)
Purchases of Loews Corporation treasury stock	(617)					(617)
Retirement of treasury stock	—		(89)	(517)		606
Stock-based compensation	19		(1)				20
Other	(11)		(9)				(2)
Balance, December 31, 2024	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2024, as reported	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871
Cumulative effect adjustments from changes in accounting standards (Note 1)	5			5
Balance, January 1, 2025, as adjusted	17,942	2	2,490	16,464	(1,867)	(18)	871
Net income	1,772			1,667			105
Other comprehensive income	875				801		74
Dividends paid ($0.25 per share)	(138)			(52)			(86)
Purchase of subsidiary stock from noncontrolling interests	(34)		(3)		(1)		(30)
Purchases of Loews Corporation treasury stock	(789)					(789)
Retirement of treasury stock	—		(106)	(701)		807
Stock-based compensation	8		(12)				20
Other	5		5	(1)			1
Balance, December 31, 2025	$19,641	$2	$2,374	$17,377	$(1,067)	$—	$955

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2025	2024	2023
(In millions)

Operating Activities:

Net income	$1,772	$1,494	$1,545
Adjustments to reconcile net income to net cash provided by operating activities:
Investment losses	81	81	53
Equity method investees	9	(66)	18
Amortization of investments	(208)	(200)	(191)
Depreciation and amortization	610	583	538
Provision for deferred income taxes	112	(45)	127
Other non-cash items	122	98	109
Changes in operating assets and liabilities, net:
Receivables	(408)	(929)	(268)
Deferred acquisition costs	(17)	(69)	(85)
Insurance reserves	1,670	2,365	1,667
Other assets	223	417	(88)
Other liabilities	(274)	(9)	(95)
Trading securities	(413)	(695)	577
Net cash flow provided by operating activities	3,279	3,025	3,907

Investing Activities:

Purchases of fixed maturities	(7,118)	(6,353)	(6,616)
Proceeds from sales of fixed maturities	2,946	2,793	4,029
Proceeds from maturities of fixed maturities	3,357	2,396	1,334
Purchases of equity securities	(593)	(444)	(293)
Proceeds from sales of equity securities	505	523	317
Purchases of limited partnership investments	(447)	(335)	(402)
Proceeds from sales of limited partnership investments	103	98	231
Purchases of property, plant and equipment	(579)	(632)	(686)
Acquisitions			(401)
Change in short-term investments	(920)	(30)	(80)
Other, net	(82)	9	(178)
Net cash flow used by investing activities	$(2,828)	$(1,975)	$(2,745)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2025	2024	2023
(In millions)

Financing Activities:

Dividends paid	$(52)	$(55)	$(57)
Dividends paid to noncontrolling interests	(86)	(85)	(74)
Purchases of Loews Corporation treasury stock	(806)	(608)	(849)
Purchases of subsidiary stock from noncontrolling interests	(34)	(20)	(202)
Principal payments on debt	(869)	(1,366)	(878)
Issuance of debt	1,401	1,294	778
Other, net	(67)	(58)	(18)
Net cash flow used by financing activities	(513)	(898)	(1,300)

Effect of foreign exchange rate on cash	16	(10)	5

Net change in cash	(46)	142	(133)
Cash, beginning of year	541	399	532
Cash, end of year	$495	$541	$399

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

Investments – Fixed maturity securities are classified as either available-for-sale or trading, and in both cases, they are carried at fair value. Short-term investments are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value of available-for-sale securities are reported as a component of Other comprehensive income.

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

Carrying value of investments in limited partnerships is the owner’s share of the net asset value of each partnership, as determined by the general partner. The majority of the Company’s limited partnerships are reported on a lag, primarily three months or less, as results are not available on a timely basis. These investments are accounted for under the equity method and changes in net asset values are recorded within Net investment income on the Consolidated Statements of Operations.

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

Equity method investments – Loews Hotels & Co has interests in operating joint ventures related to hotel properties over which it exercises significant influence but does not have control over them. Loews Hotels & Co uses the equity method of accounting for these investments, when applicable. The Company also has interests in Altium Packaging LLC (“Altium Packaging”), which is engaged in the manufacture of rigid packaging solutions. Loews Corporation shares certain participating rights related to capital allocation and other decisions with the joint venture partner, therefore, the investment in Altium Packaging is accounted for under the equity method of accounting. The Company’s total investment in entities accounted for under the equity method of accounting, excluding limited partnership investments, was $878 million and $937 million as of December 31, 2025 and 2024 and is reported in Other assets on the Consolidated Balance Sheets. Equity method income for investments accounted for under the equity method of accounting, excluding limited partnerships, was $74 million, $58 million and $120 million for the years ended December 31, 2025, 2024 and 2023 and is reported separately in expenses on the Consolidated Statements of Operations. Equity method investments are reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be recoverable. See Note 3 for a discussion of limited partnership investments.

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2025 and 2024.

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

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. As of December 31, 2025 and 2024, an allowance for doubtful accounts of $25 million and $26 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses CNA’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. Additionally, an expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

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

Boardwalk Pipelines primarily earns revenues by providing transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (referred to together as “NGLs”) on a firm and interruptible basis and providing ethane supply and transportation services for petrochemical customers in Louisiana and Texas. Boardwalk Pipelines also provides interruptible natural gas parking and lending services. The majority of Boardwalk Pipelines’ operating subsidiaries are subject to Federal Energy Regulatory Commission (“FERC”) regulations and certain revenues collected, under certain circumstances, may be subject to possible refunds to its customers. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure. The majority of Boardwalk Pipelines’ revenues are from firm service contracts which are accounted for as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services. The transaction price is comprised of a fixed fee based on the capacity reserved plus a usage fee paid on the volume of commodity transported or injected and withdrawn from storage. Both the fixed and the usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time as control is passed to the customer. These service contracts can range in term from one to 20 years and are invoiced monthly. For the ethane supply contracts, the purchases and sales are with different counterparties and control transfers at different receipt and delivery points, resulting in the purchases and sales being presented on a gross basis in the Consolidated Statements of Operations.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.6 billion and $1.3 billion as of December 31, 2025 and 2024. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.5% and 6.6% as of December 31, 2025 and 2024. This interest rate is based on the expected yield of the assets that support the reserves and reinvestment assumptions. As of December 31, 2025 and 2024, the discounted reserves for unfunded structured settlements were $432 million and $444 million, net of discount of $505 million and $535 million. For the years ended December 31, 2025, 2024 and 2023, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $32 million, $33 million and $34 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations but is excluded from the disclosure of prior year loss reserve development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2025 and 2024, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2025 and 2024, the discounted reserves for workers’ compensation lifetime claim reserves were $167 million and $179 million, net of discount of $78 million and $80 million. For the years ended December 31, 2025, 2024 and 2023, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $6 million, $6 million and $9 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the disclosure of prior year loss reserve development.

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

The key cash flow assumptions used to estimate the LFPB are morbidity, persistency, premium rate actions and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Premium rate actions are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The practical expedient was not elected that allows locking in the expense assumption. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.

CNA has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually, in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate actions and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research and current macroeconomic conditions are also considered. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in the results of operations within Insurance claims and policyholders’ benefits.

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

Insurance-related assessments – Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the liability balances were $89 million and $86 million.

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

As of December 31, 2025 and 2024, an allowance for doubtful accounts of $27 million and $21 million have been established for each year for reinsurance receivables, which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, CNA separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. CNA has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on CNA’s historical loss experience and the assessment of the reinsurance counterparty’s risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 8% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

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

Policyholder dividends – Policyholder dividends are paid to participating policyholders within the workers’ compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2% of total net written premiums for each of the years ended December 31, 2025, 2024 and 2023. Dividends to policyholders are accrued according to CNA’s best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.

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

The Company recognizes penalties and accrued interest related to unrecognized tax benefits and tax refund claims in Income tax expense on the Consolidated Statements of Operations. See Note 10 for additional information on the provision for income taxes.

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

For the years ended December 31, 2025, 2024 and 2023, approximately 0.1 million, 0.3 million and 0.3 million potential shares attributable to issuances and exercises under incentive compensation plans were included in the calculation of diluted net income per share. For the year ended December 31, 2025 there were 1.2 million shares and for the years ended December 31, 2024 and 2023, there were no shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of AOCI. Foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were foreign currency transaction gains (losses) of $10 million, $(7) million and $8 million for the years ended December 31, 2025, 2024 and 2023 included in the Consolidated Statements of Operations.

Regulatory accounting – The majority of Boardwalk Pipelines’ revenues are earned from operating subsidiaries that are regulated by the FERC. Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipelines, applies regulatory accounting to certain assets for GAAP purposes, which records certain assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Gulf South Pipeline Company, LLC (“Gulf South”), a wholly owned subsidiary of Boardwalk Pipelines, has implemented fuel trackers, for which regulatory accounting is applied. Accordingly, the value of fuel received from customers paying the maximum tariff rate and the related value of fuel used in transportation are recorded to a regulatory asset or liability depending on whether Gulf South uses more fuel than it collects from customers or collects more fuel than it uses. Other than as described for Texas Gas and the fuel trackers for Gulf South, regulatory accounting is not applicable to Boardwalk Pipelines’ other FERC regulated entities or operations.

Supplementary cash flow information – Cash payments made for interest on long-term debt, net of capitalized interest, amounted to $421 million, $422 million and $385 million for the years ended December 31, 2025, 2024 and 2023. Investing activities exclude $25 million and $9 million of accrued capital expenditures for the years ended December 31, 2025 and 2023 and include $37 million of previously accrued capital expenditures for the year ended December 31, 2024. Cash payments for federal, state and local, and foreign income taxes are as follows:

Year Ended December 31	2025	2024	2023
(In millions)

Federal	$298	$287	$263
State and local	35	33	37
Foreign
Canada	18	57	(5)
Other	30	26	9
Total	$381	$403	$304

Accounting changes – In December of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” The updated accounting guidance requires that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The guidance was effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The update required a cumulative-effect adjustment to the opening balance at the date of adoption. The Company adopted the guidance on January 1, 2025 and recorded an increase to Retained earnings of $5 million.

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including disaggregation of the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance was adopted retrospectively, with comparative period income tax disclosures adjusted to reflect the change in accounting guidance. See Note 10 for additional information.

Recently issued ASUs – In November of 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

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

Note 2. Acquisitions

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

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2025	2024	2023
(In millions)

Fixed maturity securities	$2,140	$2,050	$1,941
Limited partnership investments	278	271	177
Short-term investments	76	90	78
Equity securities (a)	60	82	63
Income from trading portfolio (a)	209	255	125
Other	118	129	105
Total investment income	2,881	2,877	2,489
Investment expenses	(102)	(97)	(94)
Net investment income	$2,779	$2,780	$2,395
(a) Net investment income recognized due to the change in fair value of equity and trading portfolio securities held as of December 31, 2025, 2024 and 2023	$63	$93	$38

As of December 31, 2025 and 2024, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2025	2024	2023
(In millions)

Fixed maturity securities:
Gross gains	$42	$48	$75
Gross losses	(125)	(150)	(166)
Investment losses on fixed maturity securities	(83)	(102)	(91)
Equity securities (a)	7	21	4
Derivative instruments			(1)
Short-term investments and other	(5)		(11)
Gain on acquisition of a joint venture (see Note 2)			46
Investment losses	$(81)	$(81)	$(53)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of December 31, 2025, 2024 and 2023	$7	$19	$14

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Year Ended December 31	2025	2024	2023
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$25	$34	$33
Asset-backed	8	29	11
Impairment losses recognized in earnings	$33	$63	$44

For the years ended December 31, 2025 and 2023, there were $5 million and $11 million of impairment losses related to mortgage loans due to changes in expected credit losses. No impairment losses were recognized on mortgage loans during the year ended December 31, 2024.

The net change in unrealized gains (losses) on fixed maturity securities, was $1.1 billion, $(352) million and $1.4 billion for the years ended December 31, 2025, 2024 and 2023.

The amortized cost and fair values of fixed maturity securities are as follows:

December 31, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742		8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366		3,695
Commercial mortgage-backed	1,515	18	80	21	1,432
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,255	96	640	41	8,670
U.S. Treasury and obligations of government sponsored enterprises	236	1	3		234
Foreign government	764	7	20		751
Redeemable preferred stock	8				8
Fixed maturities available-for-sale	$44,617	$1,089	$2,286	$69	$43,351
Fixed maturities trading	633				633
Total fixed maturity securities	$45,250	$1,089	$2,286	$69	$43,984

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835		6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488		3,244
Commercial mortgage-backed	1,779	11	141	18	1,631
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,274	42	868	32	8,416
U.S. Treasury and obligations of government sponsored enterprises	220	1	1		220
Foreign government	701	6	30		677
Fixed maturities available-for-sale	$43,430	$715	$3,039	$45	$41,061
Fixed maturities trading	766				766
Total fixed maturity securities	$44,196	$715	$3,039	$45	$41,827

The available-for-sale fixed maturities securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total fixed maturity securities	$3,998	$79	$16,646	$2,207	$20,644	$2,286

December 31, 2024

Fixed maturity securities:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	180	2	988	139	1,168	141
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,709	45	4,555	823	6,264	868
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41		90	1
Foreign government	118	3	368	27	486	30
Total fixed maturity securities	$8,969	$266	$18,319	$2,773	$27,288	$3,039

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2025		December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,980	$267	$2,567	$373
AAA	1,376	243	1,800	282
AA	3,827	623	4,247	730
A	5,025	440	6,330	582
BBB	7,758	639	11,548	980
Non-investment grade	678	74	796	92
Total	$20,644	$2,286	$27,288	$3,039

Based on current facts and circumstances, the unrealized losses presented in the December 31, 2025 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at December 31, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $470 million and $442 million as of December 31, 2025 and 2024 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Year Ended December 31, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	3	6
Available-for-sale securities accounted for as PCD assets	4		4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6		6

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	14	6	20
Total allowance for credit losses	$28	$41	$69

Year Ended December 31, 2024	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	9	18	27
Available-for-sale securities accounted for as PCD assets	4		4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1
Write-offs charged against the allowance		9	9

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		12	12
Total allowance for credit losses	$13	$32	$45

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2025		2024
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,392	$1,389	$1,761	$1,753
Due after one year through five years	11,318	11,214	11,678	11,403
Due after five years through ten years	13,440	13,187	13,083	12,365
Due after ten years	18,467	17,561	16,908	15,540
Total	$44,617	$43,351	$43,430	$41,061

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnership investments as of December 31, 2025 and 2024 was approximately $2.9 billion and $2.5 billion, which includes net undistributed earnings of $381 million and $334 million. Limited partnerships comprising 11% of the total carrying value are reported on a current basis through December 31, 2025 with no reporting lag, 2% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 88% and 86% of the carrying value at December 31, 2025 and 2024 were invested in private debt and equity. Limited partnerships comprising 12% and 14% of the carrying value as of December 31, 2025 and 2024 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.

The ten largest limited partnership positions held totaled $698 million and $648 million as of December 31, 2025 and 2024. Based on the most recent information available regarding percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity at December 31, 2025 and 2024, and the related income reflected on the Consolidated Statements of Operations represents approximately 1% of the changes in aggregate partnership equity for each of the years ended December 31, 2025, 2024 and 2023.

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$38		$33		$5	$215	$291
LTV 55% to 65%	37		12	$14	6	12	81
LTV greater than 65%				12	13		25
DSCR 1.2x - 1.6x
LTV less than 55%		$68	28	5	2	75	178
LTV 55% to 65%	107	33	38	21	19	28	246
LTV greater than 65%	7			46			53
DSCR ≤1.2x
LTV less than 55%			6			21	27
LTV 55% to 65%	37		17	38		15	107
LTV greater than 65%				40	21	25	86
Total	$226	$101	$134	$176	$66	$391	$1,094
Write-offs for the year ended December 31, 2025				(2)		(23)	(25)

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2025			2024
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:

Equity markets:
Options - purchased	$98	$1		$268	$2
Futures - short	249	2		167	1
Warrants	1	2		1	1
Interest rate swaps	473			300	4
Credit default swap index - purchased				2,000

In the fourth quarter of 2024, the Company entered into credit default swap index transactions that would potentially benefit from widening investment grade credit spreads associated with the underlying securities that comprised the index. The position was closed during the second quarter of 2025. As of December 31, 2024, the notional value of the credit default swap index was $2 billion and the fair value was less than $1 million, which was recognized in Payable to brokers in the Consolidated Balance Sheets. The fair value of the position was measured using observable market inputs, including credit spreads. For the years ended December 31, 2025 and 2024, Net investment income related to the position was $19 million and less than $1 million.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of December 31, 2025, commitments to purchase or fund were approximately $1.8 billion and to sell were approximately $45 million under the terms of these investments.

Investments on Deposit

Cash and securities with carrying values of approximately $3.4 billion and $3.1 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2025 and 2024.

Cash and securities with carrying values of approximately $0.6 billion and $0.7 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2025 and 2024.

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

December 31, 2025	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions		8,386	45	8,431
Asset-backed		7,672	998	8,670
Fixed maturities available-for-sale	238	40,587	2,526	43,351
Fixed maturities trading	603	30		633
Total fixed maturities	$841	$40,617	$2,526	$43,984

Equity securities	$762	$497	$33	$1,292
Short-term and other	5,820	51		5,871
Payable to brokers	(43)			(43)

December 31, 2024

Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions		6,762	42	6,804
Asset-backed		7,540	876	8,416
Fixed maturities available-for-sale	223	38,642	2,196	41,061
Fixed maturities trading	766			766
Total fixed maturities	$989	$38,642	$2,196	$41,827

Equity securities	$603	$441	$20	$1,064
Short-term and other	4,383	70		4,453
Receivables		5		5
Payable to brokers	(88)			(88)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at December 31
2025	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,278	$(6)	$57	$197		$(101)	$58		$1,483		$57
States, municipalities and political subdivisions	42		3						45		3
Asset-backed	876	17	(3)	213		(105)			998		(1)
Fixed maturities available-for-sale	$2,196	$11	$57	$410	$—	$(206)	$58	$—	$2,526	$—	$59

Equity securities	$20	$4		$20	$(7)	$(4)			$33	$2

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at December 31
2024	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,045	$(1)	$(15)	$352	$(10)	$(104)	$11		$1,278	$(1)	$(21)
States, municipalities and political subdivisions	44		(2)						42		(2)
Asset-backed	901	9	(12)	125	(14)	(83)		$(50)	876		(12)
Fixed maturities available-for-sale	$1,990	$8	$(29)	$477	$(24)	$(187)	$11	$(50)	$2,196	$(1)	$(35)

Equity securities	$24	$12		$3	$(19)				$20	$8

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

December 31, 2025	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1%	—	11%	(2%)

December 31, 2024

Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1%	—	6%	(2%)

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

	Carrying Amount	Estimated Fair Value
December 31, 2025		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,079			$1,072	$1,072

Liabilities:
Short-term debt	1,051		$1,051	2	1,053
Long-term debt	8,435		7,431	995	8,426

December 31, 2024

Assets:
Other invested assets, primarily mortgage loans	$1,019			$987	$987

Liabilities:
Short-term debt	4			5	5
Long-term debt	8,936		$7,702	966	8,668

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

Note 5. Receivables

December 31	2025	2024
(In millions)

Reinsurance (Note 16)	$6,408	$6,072
Insurance	3,764	3,697
Receivable from brokers	58	50
Accrued investment income	485	458
Income taxes	3	9
Other, primarily customer accounts	318	284
Total	11,036	10,570
Less: allowance for doubtful accounts on reinsurance receivables	27	21
allowance for other doubtful accounts	26	27
Receivables	$10,983	$10,522

Note 6. Property, Plant and Equipment

December 31	2025	2024
(In millions)

Pipeline equipment (net of accumulated depreciation of $5,184 and $4,819)	$8,330	$8,478
Hotel properties (net of accumulated depreciation of $709 and $646)	1,522	1,517
Other (net of accumulated depreciation of $556 and $578)	486	496
Construction in process	357	247
Property, plant and equipment	$10,695	$10,738

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2025		2024		2023
	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.
(In millions)

CNA Financial	$65	$73	$59	$105	$54	$97
Boardwalk Pipelines	440	386	426	365	410	383
Loews Hotels & Co	100	143	93	115	69	201
Corporate	2		2		1	12
Total	$607	$602	$580	$585	$534	$693

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $11 million, $27 million and $32 million for the years ended December 31, 2025, 2024 and 2023.

Note 7. Claim and Claim Adjustment Expense Reserves

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

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long-term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including A&EP, a legacy portfolio of excess workers’ compensation policies and certain legacy mass tort reserves.

Liability for Unpaid Claim and Claim Adjustment Expenses

The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented on the Consolidated Balance Sheets.

December 31	2025
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$19,725
Other Insurance Operations (a)	892
Total net claim and claim adjustment expenses	20,617

Reinsurance receivables: (b)
Property & Casualty Operations	3,684
Other Insurance Operations (c)	2,298
Total reinsurance receivables	5,982
Total gross liability for unpaid claims and claims adjustment expenses	$26,599

(a)	Other Insurance Operations amounts are related to unfunded structured settlements arising from short duration contracts.

(b)	Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.

(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the A&EP loss portfolio transfer (“LPT”).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Year Ended December 31	2025	2024	2023
(In millions)

Reserves, beginning of year:
Gross	$24,976	$23,304	$22,120
Ceded	5,713	5,141	5,191
Net reserves, beginning of year	19,263	18,163	16,929

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,724	6,330	5,667
Increase (decrease) in provision for insured events of prior years	189	42	48
Amortization of discount	39	39	44
Total net incurred (a)	6,952	6,411	5,759

Net payments attributable to:
Current year events	(1,089)	(1,093)	(922)
Prior year events	(4,685)	(4,096)	(3,679)
Total net payments	(5,774)	(5,189)	(4,601)

Foreign currency translation adjustment and other	176	(122)	76

Net reserves, end of year	20,617	19,263	18,163
Ceded reserves, end of year	5,982	5,713	5,141
Gross reserves, end of year	$26,599	$24,976	$23,304

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

Gross and Net Carried Reserves

The following tables present the gross and net carried reserves:

December 31, 2025	Property and Casualty Operations	Other Insurance Operations	Total
(In millions)

Gross Case Reserves	$7,311	$1,752	$9,063
Gross IBNR Reserves	16,098	1,438	17,536

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$23,409	$3,190	$26,599

Net Case Reserves	$6,189	$625	$6,814
Net IBNR Reserves	13,536	267	13,803

Total Net Carried Claim and Claim Adjustment Expense Reserves	$19,725	$892	$20,617

December 31, 2024

Gross Case Reserves	$6,589	$1,813	$8,402
Gross IBNR Reserves	15,093	1,481	16,574

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$21,682	$3,294	$24,976

Net Case Reserves	$5,573	$634	$6,207
Net IBNR Reserves	12,761	295	13,056

Total Net Carried Claim and Claim Adjustment Expense Reserves	$18,334	$929	$19,263

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

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

Year Ended December 31	2025	2024	2023
(In millions)

Medical professional liability		$(8)	$5
Other professional liability and management liability	$69	49	37
Surety	(50)	(68)	(43)
Warranty	10	20	(11)
Commercial auto	74	107	33
General liability	114	75	149
Workers’ compensation	(135)	(202)	(203)
Other property and casualty operations	(31)	(4)	10
Total property & casualty operations	51	(31)	(23)
Other insurance operations	134	79	71
Total pretax unfavorable development	$185	$48	$48

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

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2024 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

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

Favorable development in other property and casualty operations was due to lower than expected loss emergence across multiple accident years in CNA’s marine and property businesses and favorable emergence in multiple accident years for property and other.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claim activity, the on-going effects of social inflation and an agreement with the Diocese of Rochester.

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

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse reserves.

Property & Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2025
(In millions)

Medical professional liability	$1,468
Other professional liability and management liability	4,073
Surety	521
Warranty	58
Commercial auto	1,573
General liability	4,837
Workers’ compensation	3,482
Other property and casualty operations	3,713
Total net liability for unpaid claim and claim adjustment expenses	$19,725

Medical Professional Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2025
December 31	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024 (a)	2025	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2016	$427	$487	$485	$499	$508	$510	$508	$514	$513	$509	$12	16,205
2017		412	449	458	460	455	460	456	463	458	11	15,400
2018			404	429	431	448	470	495	499	507	34	15,358
2019				430	445	458	471	469	481	478	17	14,572
2020					477	476	455	447	419	400	57	11,381
2021						377	376	374	349	318	57	10,085
2022							329	329	333	323	87	10,353
2023								340	350	382	129	11,129
2024									343	376	199	11,002
2025										390	317	9,107
									Total	$4,141	$920

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2016	$18	$121	$246	$339	$401	$436	$460	$483	$489	$491
2017		19	107	235	308	355	388	417	427	438
2018			21	115	211	290	349	418	453	463
2019				17	91	183	280	349	395	425
2020					11	61	139	201	258	303
2021						11	49	118	170	223
2022							10	57	122	171
2023								14	86	160
2024									13	82
2025										15
									Total	$2,771

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,370
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										47
Liability for unallocated claim adjustment expenses for accident years presented										51
Total net liability for unpaid claim and claim adjustment expenses										$1,468

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2016		$60	$(2)	$14	$9	$2	$(2)	$6	$(1)	$(4)	$82
2017			37	9	2	(5)	5	(4)	7	(5)	46
2018				25	2	17	22	25	4	8	103
2019					15	13	13	(2)	12	(3)	48
2020						(1)	(21)	(8)	(28)	(19)	(77)
2021							(1)	(2)	(25)	(31)	(59)
2022								—	4	(10)	(6)
2023									10	32	42
2024										33	33
Total net development for the accident years presented above								15	(17)	1
Total net development for accident years prior to 2016								(10)	9	1
Total unallocated claim adjustment expense development								—	—	(2)
Total								$5	$(8)	$—

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2025
December 31	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024 (a)	2025	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2016	$901	$900	$900	$904	$907	$891	$888	$906	$912	$910	$28	17,993
2017		847	845	813	791	775	758	746	752	744	25	18,223
2018			850	864	869	906	923	941	987	1,003	44	20,083
2019				837	845	856	876	939	970	984	79	19,577
2020					930	944	951	945	945	936	106	19,558
2021						1,037	1,038	1,009	965	956	190	18,444
2022							1,120	1,112	1,084	1,049	265	18,534
2023								1,149	1,166	1,239	365	19,902
2024									1,150	1,200	609	20,579
2025										1,208	978	19,311
									Total	$10,229	$2,689

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2016	$64	$248	$466	$625	$701	$736	$784	$826	$856	$862
2017		57	222	394	498	557	596	630	672	699
2018			54	282	473	599	706	779	847	886
2019				64	263	422	567	699	801	864
2020					67	248	400	523	660	751
2021						58	217	356	502	634
2022							64	225	453	638
2023								64	302	594
2024									77	315
2025										81
									Total	$6,324

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,905
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										101
Liability for unallocated claim adjustment expenses for accident years presented										67
Total net liability for unpaid claim and claim adjustment expenses										$4,073

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2016		$(1)	$—	$4	$3	$(16)	$(3)	$18	$6	$(2)	$9
2017			(2)	(32)	(22)	(16)	(17)	(12)	6	(8)	(103)
2018				14	5	37	17	18	46	16	153
2019					8	11	20	63	31	14	147
2020						14	7	(6)	—	(9)	6
2021							1	(29)	(44)	(9)	(81)
2022								(8)	(28)	(35)	(71)
2023									17	73	90
2024										50	50
Total net development for the accident years presented above								44	34	90
Total net development for accident years prior to 2016								(7)	10	(18)
Total unallocated claim adjustment expense development								—	5	(3)
Total								$37	$49	$69

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2025
December 31	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024 (a)	2025	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2016	$124	$124	$109	$84	$67	$64	$58	$43	$43	$43	$3	5,590
2017		120	115	103	84	71	66	67	67	66	3	5,928
2018			114	108	91	62	56	51	49	58	2	6,322
2019				119	112	98	87	82	82	81	6	6,286
2020					128	119	81	67	57	67	6	4,918
2021						137	129	110	91	74	12	5,003
2022							155	158	132	118	53	5,131
2023								175	169	147	92	4,889
2024									171	167	124	4,397
2025										163	155	3,143
									Total	$984	$456

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2016	$5	$37	$45	$45	$43	$43	$41	$40	$40	$40
2017		23	37	41	46	49	62	62	63	63
2018			5	25	34	39	40	41	41	46
2019				12	34	44	59	70	74	75
2020					4	20	28	33	44	57
2021						5	20	35	42	59
2022							12	35	52	59
2023								8	27	52
2024									20	37
2025										4
									Total	$492

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$492
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										13
Liability for unallocated claim adjustment expenses for accident years presented										16
Total net liability for unpaid claim and claim adjustment expenses										$521

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2016		$—	$(15)	$(25)	$(17)	$(3)	$(6)	$(15)	$—	$—	$(81)
2017			(5)	(12)	(19)	(13)	(5)	1	—	(1)	(54)
2018				(6)	(17)	(29)	(6)	(5)	(2)	9	(56)
2019					(7)	(14)	(11)	(5)	—	(1)	(38)
2020						(9)	(38)	(14)	(10)	10	(61)
2021							(8)	(19)	(19)	(17)	(63)
2022								3	(26)	(14)	(37)
2023									(6)	(22)	(28)
2024										(4)	(4)
Total net development for the accident years presented above								(54)	(63)	(40)
Total net development for accident years prior to 2016								11	(5)	(7)
Total unallocated claim adjustment expense development								—	—	(3)
Total								$(43)	$(68)	$(50)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2025
December 31	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024 (a)	2025	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2016	$198	$186	$186	$186	$190	$195	$200	$197	$195	$194	$—	30,459
2017		199	198	200	221	232	239	241	241	237	—	30,948
2018			229	227	227	245	254	255	260	259	1	34,333
2019				257	266	289	323	325	327	323	—	37,281
2020					310	303	304	298	303	299	7	29,192
2021						397	388	390	393	377	16	33,063
2022							437	465	496	506	55	37,327
2023								554	620	635	120	42,921
2024									726	799	270	49,670
2025										886	616	41,075
									Total	$4,515	$1,085

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2016	$52	$93	$126	$154	$175	$185	$190	$192	$193	$193
2017		58	107	150	178	203	225	232	235	237
2018			66	128	175	212	238	249	256	257
2019				77	147	203	257	295	312	319
2020					71	134	197	246	276	287
2021						83	168	240	305	347
2022							112	236	334	411
2023								127	270	414
2024									153	345
2025										163
									Total	$2,973

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,542
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										5
Liability for unallocated claim adjustment expenses for accident years presented										26
Total net liability for unpaid claim and claim adjustment expenses										$1,573

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2016		$(12)	$—	$—	$4	$5	$5	$(3)	$(2)	$(1)	$(4)
2017			(1)	2	21	11	7	2	—	(4)	38
2018				(2)	—	18	9	1	5	(1)	30
2019					9	23	34	2	2	(4)	66
2020						(7)	1	(6)	5	(4)	(11)
2021							(9)	2	3	(16)	(20)
2022								28	31	10	69
2023									66	15	81
2024										73	73
Total net development for the accident years presented above								26	110	68
Total net development for accident years prior to 2016								4	(3)	3
Total unallocated claim adjustment expense development								3	—	3
Total								$33	$107	$74

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2025
December 31	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024 (a)	2025	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2016	$623	$659	$667	$671	$673	$683	$684	$704	$712	$723	$23	24,982
2017		632	632	632	634	630	652	690	713	749	15	22,611
2018			653	644	646	639	650	679	665	663	63	20,631
2019				680	682	682	691	720	727	747	98	20,091
2020					723	722	726	736	702	662	139	15,152
2021						782	784	793	814	833	189	16,349
2022							929	928	930	952	316	18,494
2023								1,071	1,106	1,146	516	18,905
2024									1,271	1,295	833	20,250
2025										1,381	1,218	15,771
									Total	$9,151	$3,410

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2016	$32	$163	$279	$407	$481	$524	$582	$620	$652	$681
2017		23	118	250	399	471	553	606	657	705
2018			33	107	228	307	428	491	546	573
2019				25	98	181	322	455	532	607
2020					23	99	192	280	367	450
2021						26	140	262	391	542
2022							29	123	260	439
2023								33	153	356
2024									34	180
2025										43
									Total	$4,576

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$4,575
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										179
Liability for unallocated claim adjustment expenses for accident years presented										83
Total net liability for unpaid claim and claim adjustment expenses										$4,837

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2016	$36	$8	$4	$2	$10	$1	$20	$8	$11	$100
2017		—	—	2	(4)	22	38	23	36	117
2018			(9)	2	(7)	11	29	(14)	(2)	10
2019				2	—	9	29	7	20	67
2020					(1)	4	10	(34)	(40)	(61)
2021						2	9	21	19	51
2022							(1)	2	22	23
2023								35	40	75
2024									24	24
Total net development for the accident years presented above							134	48	130
Total net development for accident years prior to 2016							15	27	(30)
Total unallocated claim adjustment expense development							—	—	14
Total							$149	$75	$114

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2025
December 31	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024 (a)	2025	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2016	$426	$405	$396	$382	$366	$355	$331	$308	$293	$287	$40	32,007
2017		440	432	421	400	402	399	398	383	364	44	33,164
2018			450	440	428	415	415	404	399	393	57	34,930
2019				452	449	437	436	419	416	410	57	34,398
2020					477	466	446	414	393	363	74	29,506
2021						468	454	432	421	412	97	30,150
2022							497	489	478	467	108	33,488
2023								555	551	541	161	37,037
2024									574	586	196	38,866
2025										646	348	36,112
									Total	$4,469	$1,182

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2016	$53	$129	$169	$198	$219	$227	$234	$235	$238	$238
2017		63	151	207	243	265	279	287	293	295
2018			68	163	229	259	280	298	307	313
2019				71	169	223	262	291	310	320
2020					65	147	200	228	246	257
2021						67	164	222	256	273
2022							79	192	258	299
2023								87	209	286
2024									111	264
2025										127
									Total	$2,672

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,797
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										1,648
Other (b)										(23)
Liability for unallocated claim adjustment expenses for accident years presented										60
Total net liability for unpaid claim and claim adjustment expenses										$3,482

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2016	$(21)	$(9)	$(14)	$(16)	$(11)	$(24)	$(23)	$(15)	$(6)	$(139)
2017		(8)	(11)	(21)	2	(3)	(1)	(15)	(19)	(76)
2018			(10)	(12)	(13)	—	(11)	(5)	(6)	(57)
2019				(3)	(12)	(1)	(17)	(3)	(6)	(42)
2020					(11)	(20)	(32)	(21)	(30)	(114)
2021						(14)	(22)	(11)	(9)	(56)
2022							(8)	(11)	(11)	(30)
2023								(4)	(10)	(14)
2024									12	12
Total net development for the accident years presented above							(114)	(85)	(85)
Adjustment for development on a discounted basis							(2)	(2)	2
Total net development for accident years prior to 2016							(93)	(115)	(52)
Total unallocated claim adjustment expense development							6	—	—
Total							$(203)	$(202)	$(135)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below presents information about average historical claims duration as of December 31, 2025 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10

Medical professional liability	3.6%	16.6%	21.4%	16.7%	13.2%	9.7%	6.1%	2.9%	1.8%	0.4%
Other professional liability and management liability	6.4	19.5	19.8	15.0	11.5	7.3	5.8	4.7	3.5	0.7
Surety (a)	15.2	36.2	12.9	8.4	6.3	9.2	(0.9)	2.6	—	—
Commercial auto	22.6	22.5	19.1	15.2	10.7	5.5	2.6	0.9	0.7	—
General liability	3.4	12.1	15.5	16.6	14.5	9.8	8.4	5.4	5.4	4.0
Workers’ compensation	17.6	24.2	14.5	8.8	5.8	3.8	2.3	1.2	0.8	—

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

The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Year Ended December 31	2025	2024	2023
(In millions)

Additional amounts ceded under LPT	$185	$103	$86
Retroactive reinsurance benefit recognized	(140)	(95)	(94)
Pretax impact of deferred retroactive reinsurance	$45	$8	$(8)

Additional amounts ceded under the LPT of $185 million, $103 million and $86 million for the years ended December 31, 2025, 2024 and 2023 were primarily driven by unfavorable development in each year as a result of higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts.

As of December 31, 2025 and 2024, the cumulative amounts ceded under the LPT were $3.9 billion and $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $470 million and $425 million as of December 31, 2025 and 2024 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.4 billion as of December 31, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

Excess Workers’ Compensation LPT

On February 5, 2021, CNA completed a transaction with Cavello Bay Reinsurance Limited (“Cavello”), a subsidiary of Enstar Group Limited, under which certain legacy excess workers’ compensation (“EWC”) liabilities were ceded to Cavello. Under the terms of the transaction, based on reserves in place as of January 1, 2020, approximately $690 million of net EWC claim and allocated claim adjustment expense reserves were ceded to Cavello under a loss portfolio transfer (“EWC LPT”) with an aggregate limit of $1.0 billion. Cavello was paid a reinsurance premium of $697 million.

Net favorable prior year development of $75 million was recognized before consideration of cessions to the EWC LPT for the year ended December 31, 2025 primarily driven by lower than expected severity in older accident years. This favorable development was entirely offset by ceded retroactive reserve development under the EWC LPT.

As of December 31, 2025, the cumulative amount ceded under the EWC LPT was $615 million.

Cavello established a collateral trust as security for its obligations. The fair value of the collateral trust was $247 million as of December 31, 2025.

Note 8. Future Policy Benefits Reserves

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

The cash flow assumption updates completed in the third quarter of 2025 resulted in a $7 million pretax increase in the LFPB. Included in the assumption updates were unfavorable incidence, claim closure and cost of care inflation impacts offset by favorable premium rate actions.

The cash flow assumption updates completed in the third quarter of 2024 resulted in a $15 million pretax increase in the LFPB. Included in the assumption updates was a favorable impact from outperformance on premium rate assumptions and an unfavorable impact from higher cost of care inflation.

The following table summarizes balances and changes in the LFPB.

	2025	2024	2023
(In millions)

Present value of future net premiums
Balance, January 1	$3,425	$3,710	$3,991
Effect of changes in discount rate	(7)	(125)	(74)
Balance, January 1, at original locked in discount rate	3,418	3,585	3,917
Effect of changes in cash flow assumptions (a)	114	111	28
Effect of actual variances from expected experience (a)	(10)	(41)	(126)
Adjusted balance, January 1	3,522	3,655	3,819
Interest accrual	176	183	202
Net premiums: earned during period	(406)	(420)	(436)
Balance, end of period at original locked in discount rate	3,292	3,418	3,585
Effect of changes in discount rate	71	7	125
Balance, December 31	$3,363	$3,425	$3,710

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669	$17,471
Effect of changes in discount rate	440	(578)	(125)
Balance, January 1, at original locked in discount rate	17,023	17,091	17,346
Effect of changes in cash flow assumptions (a)	121	126	36
Effect of actual variances from expected experience (a)	87	69	(46)
Adjusted balance, January 1	17,231	17,286	17,336
Interest accrual	918	924	962
Benefit & expense payments	(1,165)	(1,187)	(1,207)
Balance, end of period at original locked in discount rate	16,984	17,023	17,091
Effect of changes in discount rate	(173)	(440)	578
Balance, December 31	$16,811	$16,583	$17,669

Net LFPB, December 31	$13,448	$13,158	$13,959

(a)
As of December 31, 2025, 2024 and 2023, the re-measurement loss of $(104), $(125) and $(88) presented parenthetically on the Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the long-term care business recognized on the Consolidated Statement of Operations.

Year Ended December 31	2025	2024	2023
(In millions)

Earned premiums	$423	$437	$451
Interest accretion	742	741	760

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	December 31,
	2025	2024
(In millions)

Expected future benefit and expense payments	$31,323	$31,712
Expected future gross premiums	4,930	5,183

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.5 billion and $3.6 billion as of December 31, 2025 and 2024.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of December 31, 2025 and 2024.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	December 31,
	2025	2024

Original locked in discount rate	5.16%	5.20%
Upper-medium grade fixed income instrument discount rate	5.32	5.51

For the years ended December 31, 2025 and 2024, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $135 million and $159 million. For the years ended December 31, 2025 and 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $58 million and $29 million.

Note 9. Leases

Lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. Leases, predominantly operating leases, are included in Other assets and Other liabilities on the Consolidated Balance Sheets. The lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the applicable secured borrowing rate, as most of the leases do not provide an implicit rate. The operating lease right of use asset was $301 million and $320 million and the operating lease liability was $375 million and $406 million at December 31, 2025 and 2024.

Total lease expense was $77 million, $79 million and $87 million for the years ended December 31, 2025, 2024 and 2023 which includes operating lease expense of $53 million, $51 million and $58 million, variable lease expense of $20 million, $23 million and $24 million and short-term lease expense of $4 million, $5 million and $5 million. Cash paid for amounts included in operating lease liabilities was $59 million, $80 million and $60 million for years ended December 31,

2025, 2024 and 2023. Operating lease right of use assets obtained in exchange for lease obligations was $27 million, $73 million and $39 million for the years ended December 31, 2025, 2024 and 2023.

The table below presents the maturities of lease liabilities:

Operating
As of December 31, 2025	Leases
(In millions)

2026	$55
2027	55
2028	50
2029	51
2030	47
Thereafter	255
Total	513
Less: discount	138
Total lease liabilities	$375

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of December 31, 2025

Weighted average remaining lease term	10.1 years
Weighted average discount rate	4.2%

Note 10. Income Taxes

Loews Corporation and its eligible subsidiaries file a consolidated federal income tax return. Loews Corporation has entered into a separate tax allocation agreement with CNA. The agreement provides that Loews Corporation will: (i) pay to CNA the amount, if any, by which Loews Corporation’s consolidated federal income tax is reduced by virtue of inclusion of CNA in Loews Corporation’s return or (ii) be paid by CNA an amount, if any, equal to the federal income tax that would have been payable by CNA if it had filed a separate consolidated return. The agreement may be canceled by either of the parties upon thirty days written notice.

For 2023 through 2025, the Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2023, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance did not support use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2021.

The components of U.S. and foreign income before income tax expense and the current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2025	2024	2023
(In millions)

Income before income tax expense:
U.S.	$1,999	$1,672	$1,798
Foreign	284	202	198
Total	$2,283	$1,874	$1,996

Current tax expense
Federal	$314	$320	$267
State and local	37	47	20
Foreign	48	58	37
Total current tax expense	399	425	324
Deferred tax expense (benefit)
Federal	81	(10)	81
State and local	10	(40)	31
Foreign	21	5	15
Total deferred tax expense (benefit)	112	(45)	127
Total income tax expense
Federal	395	310	348
State and local	47	7	51
Foreign	69	63	52
Total income tax expense	$511	$380	$451

A reconciliation of income tax expense at the federal statutory tax rate to income tax expense at the effective tax rate is as follows:

Year Ended December 31	2025		2024		2023
(In millions, except %)

	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory tax rate	$479	21.0%	$393	21.0%	$419	21.0%
State and local income taxes, net of federal income tax effect (a)	38	1.7%	7	0.4%	42	2.1%
Foreign tax effects
Canada	22	1.0%	32	1.7%	23	1.1%
Other	9	0.4%	7	0.4%	7	0.4%
Tax credits
Foreign tax credits	(25)	(1.1)%	(36)	(1.9)%	(26)	(1.3)%
Other	(6)	(0.3)%	(7)	(0.4)%	(2)	(0.1)%
Nontaxable or nondeductible items
Nontaxable investment income	(30)	(1.3)%	(26)	(1.4)%	(31)	(1.6)%
Other	14	0.6%	13	0.7%	12	0.6%
Other adjustments	10	0.4%	(3)	(0.2)%	7	0.4%
Income tax expense	$511	22.4%	$380	20.3%	$451	22.6%

(a)	In 2025, state taxes in Florida, Illinois and Louisiana made up the majority of the tax effect in this category. In 2024, state taxes in Florida made up the majority of the tax effect in this category. In 2023, state taxes in Florida, Illinois, Louisiana and New York made up the majority of the tax effect in this category.

For the year ended December 31, 2024, state and local income taxes include a $36 million income tax benefit from an adjustment to deferred state income taxes for a rate reduction effective in 2025 resulting from legislation enacted during the fourth quarter of 2024.

As of December 31, 2025, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

As of December 31, 2025, 2024 and 2023, there were no unrecognized tax benefits.

For the years ended December 31, 2025, 2024 and 2023, no interest expense or penalties were recorded in Income tax expense.

The following table summarizes deferred tax assets and liabilities:

December 31	2025	2024
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$276	$234
Unearned premium reserves	227	225
Deferred revenue	84	85
Employee benefits	81	79
Deferred retroactive reinsurance benefit	99	89
Net unrealized losses	258	485
Other assets	179	188
Total deferred tax assets	1,204	1,385
Valuation allowance	(25)	(19)
Net deferred tax assets	1,179	1,366

Deferred tax liabilities:
Deferred acquisition costs	(143)	(140)
Policyholder reserves	(25)	(48)
Property, plant and equipment	(1,056)	(963)
Basis differential in investment in subsidiary	(473)	(481)
Investment valuation differences	(218)	(176)
Other liabilities	(87)	(69)
Total deferred tax liabilities	(2,002)	(1,877)

Net deferred tax liabilities (a)	$(823)	$(511)
(a) Includes deferred tax assets reflected in Other assets on the Consolidated Balance Sheets at December 31, 2025 and 2024	$16	$39
As of December 31, 2025, the Company has a U.S. foreign tax credit carryforward of $6 million that expires in 2034. In addition, as of December 31, 2025, the Company has net operating loss carryforwards in foreign tax jurisdictions of $83 million and tax credit carryforwards in such jurisdictions of $13 million that do not expire.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets, net of valuation allowance, will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As of December 31, 2025, a valuation allowance of $25 million has been recorded related to state net operating losses and disallowed business interest expense from joint ventures.

Note 11. Debt

December 31	2025	2024
(In millions)

Loews Corporation (Parent Company):
Senior:
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	$500	$500
3.2% notes due 2030 (effective interest rate of 3.3%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)		500
3.5% notes due 2027 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.9% notes due 2029 (effective interest rate of 3.9%) (authorized, $500)	500	500
2.1% notes due 2030 (effective interest rate of 2.1%) (authorized, $500)	500	500
5.5% notes due 2033 (effective interest rate of 5.7%) (authorized, $500)	500	500
5.1% notes due 2034 (effective interest rate of 5.3%) (authorized, $500)	500	500
5.2% notes due 2035 (effective interest rate of 5.2%) (authorized, $500)	500
Boardwalk Pipelines:
Senior:
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
4.8% notes due 2029 (effective interest rate of 4.9%) (authorized, $500)	500	500
3.4% notes due 2031 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.6% notes due 2032 (effective interest rate of 3.7%) (authorized, $500)	500	500
5.6% notes due 2034 (effective interest rate of 5.8%) (authorized, $600)	600	600
5.4% notes due 2036 (effective interest rate of 5.5%) (authorized, $550)	550
Finance lease obligation	3	4
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 5.9% and 6.7%)	1,009	1,011
	9,612	9,065
Less unamortized discount and issuance costs	72	70
Less intercompany eliminations	51	51
Debt	$9,489	$8,944

December 31, 2025	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt
(In millions)

Loews Corporation	$1,800	$14	$1,786	$500	$1,286
CNA Financial	3,000	29	2,971		2,971
Boardwalk Pipelines	3,803	21	3,782	550	3,232
Loews Hotels & Co	1,009	8	1,001	2	999
Less intercompany eliminations	51		51		51
Total	$9,561	$72	$9,489	$1,052	$8,437

At December 31, 2025, the aggregate long-term debt maturing in each of the next five years is approximately as follows: $1.1 billion in 2026, $1.1 billion in 2027, $56 million in 2028, $1.2 billion in 2029, $1.1 billion in 2030 and $5.1 billion thereafter. Long-term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2025, giving it access to approximately $108 million of additional liquidity. As of December 31, 2025 and 2024, CNA had no outstanding borrowings from the FHLBC.

In 2023, CNA amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the amended and restated credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. As of December 31, 2025, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

In 2025, CNA completed a public offering of $500 million aggregate principal amount of its 5.2% senior notes due August 15, 2035 and redeemed the $500 million outstanding aggregate principal amount of its 4.5% senior notes in advance of the March 1, 2026 maturity date.

In 2025, Boardwalk Pipelines amended and restated its existing revolving credit agreement with Wells Fargo Bank, N.A., providing for available borrowing capacity of $1 billion through November 10, 2030. As of December 31, 2025, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility. As of December 31, 2025, Boardwalk Pipelines was in compliance with its covenants under the amended and restated credit agreement.

In 2025, Boardwalk Pipelines completed a public offering of $550 million aggregate principal amount of its 5.4% senior notes due February 15, 2036, the proceeds of which will be used to redeem on March 1, 2026 the outstanding $550 million aggregate principal amount of its 6.0% senior notes due June 1, 2026 at a redemption price equal to par plus accrued and unpaid interest.

In 2025, Loews Hotels & Co refinanced $363 million in loans. Loews Hotels & Co, through its subsidiaries, has debt with various lenders which is generally secured by specific hotel properties. These loans include a range of financial and operational covenants.

Note 12. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2023, 2024 and 2025:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2023	$(7)	$(2,469)	$(36)	$14	$(622)	$(200)	$(3,320)
Other comprehensive income (loss) before reclassifications, after tax of $6, $(290), $85, $2, $(10) and $0	(24)	1,072	(318)	(5)	41	60	826
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(5), $(14), $0, $0, $(18) and $0	19	53			63		135
Other comprehensive income (loss)	(5)	1,125	(318)	(5)	104	60	961
Amounts attributable to noncontrolling interests		(93)	26		(5)	(5)	(77)
Purchase of CNA shares		(46)	(1)		(10)	(4)	(61)
Balance, December 31, 2023	$(12)	$(1,483)	$(329)	$9	$(533)	$(149)	$(2,497)
Other comprehensive income (loss) before reclassifications, after tax of $9, $81, $(189), $(1), $(6) and $1	(34)	(309)	712		22	(102)	289
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(9), $(13), $0, $0, $(86) and $0	33	47			318		398
Other comprehensive income (loss)	(1)	(262)	712	—	340	(102)	687
Amounts attributable to noncontrolling interests		22	(59)		(28)	8	(57)
Other		3			(3)		—
Balance, December 31, 2024	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)
Other comprehensive income (loss) before reclassifications, after tax of $5, $(226), $43, $5, $(4) and $0	(22)	841	(161)	(7)	13	144	808
Reclassification of losses from accumulated other comprehensive loss, after tax of $(5), $(12), $0, $0, $1 and $0	20	46			1		67
Other comprehensive income (loss)	(2)	887	(161)	(7)	14	144	875
Amounts attributable to noncontrolling interests		(73)	13		(2)	(12)	(74)
Other		(1)					(1)
Balance, December 31, 2025	$(15)	$(907)	$176	$2	$(212)	$(111)	$(1,067)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Common Stock Dividends

Loews Corporation declared and paid dividends of $0.25 per share in the aggregate on its common stock in each of 2025, 2024 and 2023.

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

Stock Purchases

Loews Corporation repurchased 8.9 million, 7.7 million and 14.0 million shares of its common stock at aggregate costs of $0.8 billion, $0.6 billion and $0.9 billion during the years ended December 31, 2025, 2024 and 2023. On December 31, 2025, 9.1 million shares of Loews Corporation common stock were retired. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings. Loews Corporation purchased 4.5 million shares of CNA’s common stock at an aggregate cost of $178 million in 2023.

Stock Issuances

Loews Corporation issued 0.2 million, 0.3 million and 0.2 million shares of its common stock to settle stock-based compensation awards during the years ended December 31, 2025, 2024 and 2023.

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

Year Ended December 31	2025	2024	2023
(In millions)

Non-insurance warranty – CNA Financial	$1,577	$1,609	$1,624

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$2,263	$1,987	$1,582
Lodging and related services – Loews Hotels & Co	911	906	778
Total revenues from contracts with customers	3,174	2,893	2,360
Other revenues	105	98	95
Operating revenues and other	$3,279	$2,991	$2,455

Receivables from contracts with customers – As of December 31, 2025 and 2024, receivables from contracts with customers were approximately $252 million and $240 million and are included within Receivables on the Consolidated Balance Sheets.

Deferred revenue – As of December 31, 2025 and 2024, deferred revenue resulting from contracts with customers was approximately $4.2 billion and $4.6 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Balance Sheets. The decrease in the deferred revenue balance for the year ended December 31, 2025 was primarily driven by recognized revenue from prior periods outpacing new growth in CNA’s non-insurance warranty business. Approximately $1.4 billion and $1.5 billion of revenues recognized during each of the years ended December 31, 2025 and 2024 were included in deferred revenue as of January 1, 2025 and 2024.

Contract costs – As of December 31, 2025 and 2024, the Company had approximately $3.2 billion and $3.5 billion of costs to obtain contracts with customers related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, amortization expense of $1.2 billion is reported as Non-insurance warranty expense on the Consolidated Statement of Operations. There were no adjustments to deferred costs recorded for the years ended December 31, 2025 and 2024.

Performance obligations – As of December 31, 2025, approximately $23.6 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Included in the balance are $9.9 billion of revenues that are anticipated under executed precedent or long-term firm transportation agreements associated with Boardwalk Pipelines’ growth projects. Approximately $2.9 billion is expected to be recognized during 2026, $2.3 billion in 2027 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62, Property and Casualty Reinsurance, paragraphs 87 and 88 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 7. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $45 million and $55 million at December 31, 2025 and 2024.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2025, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2026 that would not be subject to the Department’s prior approval is $1.3 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $1.1 billion in 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2025(a)	2024	2025(a)	2024(b)	2023
(In millions)

Combined Continental Casualty Companies	$11,578	$11,165	$1,258	$713	$1,172

(a)Information derived from the statutory-basis financial statements to be filed with insurance regulators.
(b)Includes a $293 million after-tax loss from pension settlement transactions. Pension settlement transactions are further discussed in Note 15.

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

The statutory capital and surplus presented above for CCC as of December 31, 2025 and 2024 was significantly above the level at which any RBC regulatory action would occur. The statutory capital and surplus of CNA’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2025	2024	2023	2025	2024	2023

Discount rate	5.1%	5.4%	5.0%	5.3%	5.5%	5.1%
Interest crediting rate	4.4%	4.3%	4.5%
Rate of compensation increase	0.0% to 5.0%	0.0% to 4.5%	0.0% to 3.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2025	2024	2023	2025	2024	2023

Discount rate	5.4%	5.0%	5.2%	5.5%	5.1%	5.4%
Expected long-term rate of return on plan assets	6.2%	6.1%	6.2%	3.4%	3.3%	3.0%
Interest crediting rate	4.3%	4.5%	3.5%
Rate of compensation increase	0.0% to 4.5%	0.0% to 3.5%	0.0% to 3.8%

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

Assumed health care cost trend rates:

December 31	2025	2024	2023

Health care cost trend rate assumed for next year	4.0% to 7.0%	4.0% to 8.0%	4.0% to 7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.3%	4.0% to 5.5%	4.0% to 5.5%
Year that the rate reaches the ultimate trend rate	2026-2033	2025-2029	2024-2028

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

In 2023, the Parent Company completed the termination of a non-contributory defined benefit plan. In total, the plan paid $66 million for the purchase of group annuity contracts from a third party insurance company to settle its obligations to retirees and certain participants and $34 million in lump sum payments to settle its obligations to certain other participants. The Company recorded a settlement expense of $47 million ($37 million after-tax) to recognize unrealized losses which were previously included in AOCI.

In 2023, the CNA Retirement Plan paid $80 million to settle its obligation to certain retirees through the purchase of a group annuity contract from a third party insurance company, which reduced the plan’s projected benefit obligation by $86 million.

Net periodic (benefit) cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2025	2024	2023	2025	2024	2023
(In millions)

Service cost	$2	$2	$2
Interest cost	45	96	110	$2	$2	$2
Expected return on plan assets	(60)	(119)	(125)	(3)	(3)	(3)
Amortization of unrecognized net loss	7	29	35	1	1	1
Amortization of unrecognized prior service benefit				(2)
Settlements	1	372	48	3
Regulatory asset decrease	1
Net periodic (benefit) cost	$(4)	$380	$70	$1	$—	$—

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$857	$1,991	$31	$34
Service cost	2	2
Interest cost	45	96	2	2
Plan participants’ contributions			1	2
Amendments			8
Actuarial (gain) loss	18	(29)	2
Benefits paid from plan assets	(58)	(149)	(7)	(7)
Settlements	(9)	(1,052)
Foreign exchange	5	(2)
Benefit obligation at December 31	$860	$857	$37	$31

Change in plan assets:

Fair value of plan assets at January 1	$1,004	$2,074	$83	$83
Actual return on plan assets	96	120	5	3
Company contributions	14	13	3	2
Plan participants' contributions			1	2
Benefits paid from plan assets	(58)	(149)	(7)	(7)
Settlements	(9)	(1,052)
Foreign exchange	6	(2)
Fair value of plan assets at December 31	$1,053	$1,004	$85	$83

Funded status	$193	$147	$48	$52

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
(In millions)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$332	$283	$56	$61
Other liabilities	(139)	(136)	(8)	(9)
Net amount recognized	$193	$147	$48	$52

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$1	$1	$9
Net actuarial loss	216	241	(2)	$2
Net amount recognized	$217	$242	$7	$2

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$139	$136
Accumulated benefit obligation	139	136	$8	$9
Fair value of plan assets	—	—

The accumulated benefit obligation for all defined benefit pension plans was $856 million and $854 million at December 31, 2025 and 2024.

A total return approach is employed whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long-term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 0% to 40% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolios contain a diversified blend of fixed maturity, equity and short-term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2025, $86 million is committed to fund future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments at December 31, 2025.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2026	$85	$4
2027	80	4
2028	76	3
2029	73	4
2030	71	3
2031 – 2035	310	11

In 2026, it is expected that contributions of approximately $19 million will be made to pension plans and $1 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2025	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$473	$4	$477
States, municipalities and political subdivisions		11		11
Asset-backed		103	8	111
Total fixed maturities	$—	587	12	599
Equity securities	35	36		71
Short-term investments	56			56
Fixed income mutual funds	31			31
Other assets		3		3
Total plan assets at fair value	$122	$626	$12	$760
Plan assets at net asset value: (a)
Limited partnerships				293
Total plan assets	$122	$626	$12	$1,053

December 31, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$408	$5	$413
States, municipalities and political subdivisions		6		6
Asset-backed		113	8	121
Total fixed maturities	—	527	13	540
Equity securities	44	15		59
Short-term investments	59			59
Fixed income mutual funds	40			40
Other assets		2		2
Total plan assets at fair value	$143	$544	$13	$700
Plan assets at net asset value: (a)
Limited partnerships				304
Total plan assets	$143	$544	$13	$1,004

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising more than 99% of the carrying value as of December 31, 2025 and 2024 were invested in private debt and equity. Limited partnerships comprising less than 1% of the carrying value as of December 31, 2025 and 2024 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. Within hedge fund strategies, approximately 100% were equity related, none pursued a multi-strategy approach and none were focused on distressed investments at December 31, 2025.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short-term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2025	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$45		$45
States, municipalities and political subdivisions		32		32
Asset-backed		1		1
Total fixed maturities	$—	78	$—	78
Short-term investments	6			6
Fixed income mutual funds	2			2
Total assets	$8	$78	$—	$86

Other liabilities	$1			$1

December 31, 2024	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$48		$48
States, municipalities and political subdivisions		35		35
Asset-backed		1		1
Total fixed maturities	$—	84	$—	84
Short-term investments	2			2
Fixed income mutual funds	15			15
Total	$17	$84	$—	$101

Other liabilities	$18			$18

There were no Level 3 assets at December 31, 2025 and 2024.

Savings Plans – Several contributory savings plans are maintained which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. In addition, in certain plans, eligible employees also receive a contribution of a percentage of their annual eligible compensation. Employer contributions to these plans amounted to $119 million, $110 million and $103 million for the years ended December 31, 2025, 2024 and 2023.

Stock-based Compensation – In 2025, shareholders approved the Loews Corporation 2025 Incentive Compensation Plan (the “2025 Loews Plan”) which replaced a previously existing equity plan. The aggregate number of shares of Loews Corporation common stock authorized under the 2025 Loews Plan is 6,000,000 shares, plus up to 1,773,495 shares that were subject to outstanding awards and may be forfeited under the prior plan.

Loews Corporation stock-based compensation consists of time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock appreciation rights (“SARs”) and awards of common stock. RSUs and PSUs represent the right to receive one share of Loews Corporation common stock for each vested award. RSUs and PSUs vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. PSUs are also subject to the achievement of specified performance goals by the Company. SARs represent the right to receive payment with respect to the difference, if any, between the value of a share of Loews Corporation common stock and the exercise price of the SAR on the exercise date. SARs become exercisable seven years after the grant date and expire ten years after the grant date.

In 2025, Loews Corporation granted an aggregate of 136,092 RSUs and PSUs at a weighted average grant-date fair value of $84.92 per unit, 1,237,500 SARs with a weighted average exercise price of $161.11 per share and 5,462 shares of common stock with a weighted average grant-date fair value of $100.12 per share. No RSUs were forfeited during the year and all 1,237,500 SARs remained outstanding at December 31, 2025.

The Company recognized compensation expense in connection with stock-based compensation that decreased net income by $41 million, $39 million and $36 million for the years ended December 31, 2025, 2024 and 2023. CNA also maintains its own stock-based compensation plan.

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

The following table presents the amounts receivable from reinsurers:

December 31	2025	2024
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,982	$5,713
Reinsurance receivables related to paid losses	426	359
Reinsurance receivables	6,408	6,072
Less allowance for doubtful accounts	27	21
Reinsurance receivables, net of allowance for doubtful accounts	$6,381	$6,051

CNA has established an allowance for doubtful accounts on voluntary reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of December 31, 2025
(In millions)

A- to A++	$4,864
B- to B++	967
Insolvent	9
Total voluntary reinsurance outstanding balance (a)	$5,840

(a)
Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 7 for more information on the LPT. Also excluded are receivables from involuntary pools.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.8 billion and $3.4 billion at December 31, 2025 and 2024.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2025 were approximately $1.9 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $466 million from Cavello Bay Reinsurance Limited and $390 million from the Swiss Reinsurance Group. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 7.

The effects of reinsurance on earned premiums are presented in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2025

Property and casualty	$14,974	$253	$4,750	$10,477	2.4%
Long-term care	383	40		423	9.5
Earned premiums	$15,357	$293	$4,750	$10,900	2.7%

Year Ended December 31, 2024

Property and casualty	$14,629	$252	$5,107	$9,774	2.6%
Long-term care	396	41		437	9.4
Earned premiums	$15,025	$293	$5,107	$10,211	2.9%

Year Ended December 31, 2023

Property and casualty	$13,908	$223	$5,102	$9,029	2.5%
Long-term care	407	44		451	9.8
Earned premiums	$14,315	$267	$5,102	$9,480	2.8%

Included in the direct and ceded earned premiums for the years ended December 31, 2025, 2024 and 2023 are $2.3 billion, $2.7 billion and $2.9 billion related to insurance policies supporting service contracts associated with portable electronic devices, which are 100% reinsured under a significant third party warranty captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure the risk. CNA receives and retains a ceding commission.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $2.9 billion, $3.5 billion and $2.8 billion for the years ended December 31, 2025, 2024 and 2023, including $1.3 billion, $1.7 billion and $1.5 billion related to the significant third party captive program discussed above.

Long-term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Note 17. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo and other plaintiffs filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Western District of Washington. On March 1, 2024, Ryan Segal filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Northern District of Illinois. Both suits assert antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed motions to dismiss the complaints in Portillo and Segal on May 17, 2024 and June 24, 2024, respectively. On March 31, 2025, the court granted the defendants’ motion to dismiss in Segal, and granted plaintiff leave to amend the complaint. On April 28, 2025, Segal filed a third amended complaint alleging that

Loews Hotels & Co and other defendants violated the Sherman Act. Defendants jointly filed a motion to dismiss the third amended complaint in Segal on June 12, 2025. The court has not ruled on the motion to dismiss the third amended complaint in Segal. On August 29, 2025, the court granted the defendants’ motion to dismiss in Portillo and granted plaintiffs leave to amend their complaint. On October 3, 2025, plaintiffs in Portillo filed an amended class action complaint alleging violations of the Sherman Act by Loews Hotels & Co and others. Defendants moved to dismiss the amended complaint in Portillo on November 3, 2025. The court has not ruled on the motion to dismiss the amended complaint in Portillo.

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

On October 21, 2024, the Plaintiffs appealed the Trial Court’s ruling on the remanded issues to the Supreme Court. Briefing on this appeal was completed in March 2025 and a hearing on this appeal occurred in June 2025. On December 10, 2025, the Supreme Court affirmed in part and reversed in part the Trial Court’s ruling. In its decision the Supreme Court found that the General Partner had breached the Limited Partnership Agreement in its exercise of the Purchase Right. In its 2022 decision, the Supreme Court had previously determined that the General Partner was exculpated from damages. The remaining claims that have been remanded by the Supreme Court to the Trial Court for further proceedings are tortious interference and unjust enrichment claims related to the exercise of the Purchase Right against the non-General Partner defendants.

Litigation is inherently uncertain, and the ultimate outcome of this matter cannot be predicted with certainty. Based on currently available information, the Company is unable to reasonably estimate the amount of loss or range of loss, if any, associated with this matter. Accordingly, no accrual has been recorded. Although the Company is unable to estimate the amount of loss or range of loss at this time, it is possible that the resolution of this matter could be material to the Company’s consolidated financial position, results of operations and/or cash flows in a particular period. The Company will continue to evaluate developments in this matter and will record an accrual if it is determined that a loss is probable and reasonably estimable.

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Loews Hotels & Co matter described above, will materially affect the Company’s results of operations or equity.

Note 18. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2025, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Boardwalk Pipelines

Boardwalk Pipelines’ future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of December 31, 2025, the commitments totaled approximately $355 million, which are expected to be settled through 2028.

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

CNA’s business is the sale of property and casualty insurance products and services, including surety, primarily through a network of independent agents, retail and wholesale brokers and managing general underwriters. CNA’s operations also include its long-term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and the results of certain property and casualty businesses in run-off, including A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.

Boardwalk Pipelines operates in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. It also provides ethane supply and transportation services for petrochemical customers in Louisiana and Texas. Boardwalk Pipelines owns approximately 14,275 miles of natural gas and NGL pipelines and underground storage caverns. Boardwalk Pipelines’ natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and its NGL pipelines and storage facilities are located in Louisiana and Texas.

Loews Hotels & Co operates a chain of 27 hotels in the United States. Eleven of these hotels are owned by Loews Hotels & Co, fifteen are owned by joint ventures in which Loews Hotels & Co has noncontrolling equity interests and one is managed for an unaffiliated owner.

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

In the following tables certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM uses the trend of net income attributable to Loews Corporation from the most recent years to evaluate the performance of the segments and to make decisions regarding the allocation of capital. The following schedules present the reportable segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations and Total assets by segment are presented in the following tables.

Year Ended December 31, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$10,900				$10,900
Net investment income	2,557	$14	$12	$196	2,779
Investment losses	(81)				(81)
Non-insurance warranty revenue	1,577				1,577
Operating revenues and other	36	2,310	933		3,279
Total	14,989	2,324	945	196	18,454

Expenses:

Insurance claims and policyholders’ benefits (a)	8,294				8,294
Amortization of deferred acquisition costs	1,898				1,898
Non-insurance warranty expense	1,526				1,526
Operating expenses and other (b)	1,516	1,579	926	69	4,090
Equity method (income) loss			(102)	28	(74)
Interest	135	161	69	72	437
Total	13,369	1,740	893	169	16,171
Income before income tax	1,620	584	52	27	2,283
Income tax expense	(342)	(140)	(21)	(8)	(511)
Net income	1,278	444	31	19	1,772
Amounts attributable to noncontrolling interests	(105)				(105)
Net income attributable to Loews Corporation	$1,173	$444	$31	$19	$1,667

December 31, 2025

Total assets	$69,381	$10,586	$2,487	$3,894	$86,348

(a)
Significant segment expenses within Insurance claims and policyholders' benefits include catastrophe losses of $240 million and unfavorable development of $185 million. Development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Year Ended December 31, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$1,349				$1,349
Operating expenses		$800	$589		1,389
Depreciation and amortization		443	100	$2	545
Other (c)	167	336	237	67	807
Operating expenses and other	$1,516	$1,579	$926	$69	$4,090

(c)	Other expenses for each reportable segment include:

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

CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses. For 2024, this also includes a pension settlement charge of $367 million; see Note 15 for more information.

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
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative, reimbursable and asset impairment expenses
Corporate: general and administrative expenses. For 2023, this also includes a pension settlement charge of $47 million; see Note 15 for additional information.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2025. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Additional information required by this Item can be found in the “Proposal No. 1: Election of Directors” and “Board Governance Information” sections in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item can be found in the “Board Governance Information,” “Compensation Discussion & Analysis,” “Compensation Committee Report on Executive Compensation” and “2025 Executive Compensation Tables” sections in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2025 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	1,657,002	$161.11	5,996,440
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)Reflects 1,237,500 outstanding unvested stock appreciation rights (“SARs”), 296,547 outstanding unvested time-based and/or performance-based restricted stock units (“RSUs”), 121,053 deferred vested RSUs and 1,902 deferred share grants awarded under Loews Corporation’s incentive compensation plans. The weighted average exercise price is calculated based solely on the exercise prices for the outstanding SARs because the other outstanding equity awards do not have exercise prices.
(b)We do not have equity compensation plans that have not been approved by our shareholders.

Additional information required by this item can be found in the “Stock Ownership” section in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item can be found in the “Proposal No. 1: Election of Directors” and “Board Governance Information” sections in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item can be found in the “Proposal No. 3: Ratification of the Appointment of Our Independent Auditors” section in our 2026 Proxy Statement and is incorporated herein by reference.

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

Page Number
2.Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	172

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	174

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, as amended as of May 9, 2023, incorporated herein by reference to Exhibit 3.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 6, 2024 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended and restated as of November 8, 2022, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on November 8, 2022 (File No. 001-06541)	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act, incorporated herein by reference to Exhibit 4.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)	4.01

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.02

(10)	Material Contracts

Loews Corporation 2025 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 4, 2025 (File No. 001-06541)
		10.01+

Description	Exhibit Number

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2025 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 4, 2025 (File No. 001-06541)
10.02+

Form of Time-Based Restricted Stock Unit Award Notice under the Loews Corporation 2025 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 4, 2025 (File No. 001-06541)
10.03+

Form of Deferral Election Form for Equity Awards under the Loews Corporation 2025 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 4, 2025 (File No. 001-06541)
10.04+

Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
10.05+

Form of Award Notice for Stock Appreciation Rights under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 8-K filed with the SEC on February 18, 2025 (File No. 001-06541)
10.06+

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.02 to Registrant’s Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023 (File No. 001-06541)
10.07+

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.03 to Registrant’s Report on Form 10-K for the year ended December 31, 2022, filed with the SEC n February 7, 2023 (File No. 001-06541)
10.08+

Form of Director Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.04 to Registrant’s Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023 (File No. 001-06541)
10.09+

Form of Deferral Election Form for Restricted Stock Units under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
10.10+

Loews Corporation Deferred Investment Plan, effective as of January 1, 2020, incorporated herein by reference to Exhibit 10.08 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)
10.11+

Loews Corporation Executive Deferred Compensation Plan, effective as of January 1, 2016, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016 (File No. 001-06541)
10.12+

Loews Corporation Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009 (File No. 001-06541)
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
10.22+

(19)	Insider Trading Policies and Procedures

	Code of Business Conduct and Ethics, incorporated herein by reference to Exhibit 19.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 11, 2025 (File No. 001-06541)	19.01

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Description	Exhibit Number

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14 (a) of the Exchange Act	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

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

LOEWS CORPORATION

Dated:	February 10, 2026	By	/s/ Jane J. Wang
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 10, 2026	By	*
(Benjamin J. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 10, 2026	By	*
(Jane J. Wang, Senior Vice President and
Chief Financial Officer)

Dated:	February 10, 2026	By	*
(Mark S. Schwartz, Vice President,
Chief Accounting Officer and Treasurer)

Dated:	February 10, 2026	By	*
(Ann E. Berman, Director)

Dated:	February 10, 2026	By	*
(Charles D. Davidson, Director)

Dated:	February 10, 2026	By	*
(Charles M. Diker, Director)

Dated:	February 10, 2026	By	*
(Paul J. Fribourg, Director)

Dated:	February 10, 2026	By	*
(Walter L. Harris, Director)

Dated:	February 10, 2026	By	*
(Jonathan C. Locker, Director)

Dated:	February 10, 2026	By	*
(Susan P. Peters, Director)

Dated:	February 10, 2026	By	*
(Dino E. Robusto, Director)

Dated:	February 10, 2026	By	*
(Alexander H. Tisch, Director)

Dated:	February 10, 2026	By	*
(James S. Tisch, Director)

Dated:	February 10, 2026	By	*
(Jennifer VanBelle, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General
Counsel and Secretary)
Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2025	2024
(In millions)

Current assets, principally investment in short-term instruments	$2,676	$2,222
Investments in securities	1,245	1,170
Investments in capital stocks of subsidiaries, at equity	16,673	15,623
Other assets	95	95
Total assets	$20,689	$19,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$597	$143
Long-term debt	1,286	1,785
Deferred income tax and other	120	116
Total liabilities	2,003	2,044
Shareholders’ equity	18,686	17,066
Total liabilities and shareholders’ equity	$20,689	$19,110

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31	2025	2024	2023
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$1,614	$1,328	$1,501
Net investment income, interest and other	214	261	131
Total	1,828	1,589	1,632
Expenses:
Administrative	68	76	119
Interest	75	75	80
Total	143	151	199
Income before income tax	1,685	1,438	1,433
Income tax (expense) benefit	(18)	(24)	1
Net income	1,667	1,414	1,434
Equity in other comprehensive income of subsidiaries	801	630	884
Total comprehensive income	$2,468	$2,044	$2,318

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2025	2024	2023
(In millions)

Operating Activities:
Net income	$1,667	$1,414	$1,434
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity method investees	(268)	(67)	(512)
Provision (benefit) for deferred income taxes	2	4	(4)
Changes in operating assets and liabilities, net:
Receivables	(3)	(6)	10
Accounts payable and accrued liabilities	14	(12)	(9)
Trading securities	(414)	(695)	576
Other, net	31	2	109
	1,029	640	1,604

Investing Activities:
Investments in and advances to subsidiaries	(1)	2	(217)
Purchases of equity securities	(20)
Purchases of limited partnership investments	(88)
Change in investments, primarily short-term	(50)	27	29
Other			(11)
	(159)	29	(199)

Financing Activities:
Dividends paid	(52)	(55)	(57)
Purchases of treasury shares	(806)	(608)	(849)
Payment of debt			(500)
Other	(13)	(4)	(5)
	(871)	(667)	(1,411)

Net change in cash	(1)	2	(6)
Cash, beginning of year	6	4	10
Cash, end of year	$5	$6	$4

(a)	Cash dividends paid to the Company by affiliates amounted to approximately $1.5 billion, $1.3 billion and $1.0 billion for the years ended December 31, 2025, 2024 and 2023.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2025	2024
(In millions)

Deferred acquisition costs	$986	$959
Reserves for unpaid claim and claim adjustment expenses	26,599	24,976
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.5%)	583	615
Unearned premiums	7,635	7,346

Year Ended December 31	2025	2024	2023
(In millions)

Net written premiums	$11,101	$10,605	$9,892
Net earned premiums	10,900	10,211	9,480
Net investment income	2,467	2,396	2,163
Incurred claim and claim adjustment expenses related to current year	6,724	6,330	5,667
Incurred claim and claim adjustment expenses related to prior years	189	42	48
Amortization of deferred acquisition costs	1,898	1,798	1,644
Paid claim and claim adjustment expenses	5,774	5,189	4,601

