Form 10-Q
period 2026-03-31
LOEWS CORP
filed 2026-05-04
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
As of May 1, 2026, there were 205,768,873 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2026	2025
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $45,400 and $45,250, less allowance for credit loss of $75 and $69	$43,570	$43,984
Equity securities, cost of $1,372 and $1,201	1,354	1,292
Limited partnership investments	2,912	2,861
Other invested assets, primarily mortgage loans, less allowance for credit loss of $15 and $15	1,177	1,195
Short-term investments	5,274	6,044
Total investments	54,287	55,376
Cash	843	495
Receivables	10,990	10,983
Property, plant and equipment	10,775	10,695
Goodwill	348	349
Deferred non-insurance warranty acquisition expenses	3,098	3,220
Deferred acquisition costs of insurance subsidiaries	1,008	986
Other assets	4,303	4,244
Total assets	$85,652	$86,348

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$26,933	$26,599
Future policy benefits	13,195	13,448
Unearned premiums	7,646	7,635
Total insurance reserves	47,774	47,682
Payable to brokers	206	53
Short-term debt	1	1,052
Long-term debt	8,933	8,437
Deferred income taxes	793	839
Deferred non-insurance warranty revenue	3,976	4,138
Other liabilities	4,378	4,506
Total liabilities	66,061	66,707

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 206,054,049 and 206,003,999 shares	2	2
Additional paid-in capital	2,330	2,374
Retained earnings	17,701	17,377
Accumulated other comprehensive loss	(1,298)	(1,067)
	18,735	18,686
Less treasury stock, at cost (285,176 and 0 shares)	(31)	—
Total shareholders’ equity	18,704	18,686
Noncontrolling interests	887	955
Total equity	19,591	19,641
Total liabilities and equity	$85,652	$86,348

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2026	2025
(In millions, except per share data)

Revenues:
Insurance premiums	$2,699	$2,626
Net investment income	613	608
Investment losses	(18)	(9)
Non-insurance warranty revenue	374	397
Operating revenues and other	887	872
Total	4,555	4,494

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $19 and $8)	2,175	2,027
Amortization of deferred acquisition costs	476	471
Non-insurance warranty expense	356	385
Operating expenses and other	1,009	991
Equity method (income) loss	(37)	1
Interest	113	105
Total	4,092	3,980
Income before income tax	463	514
Income tax expense	(109)	(122)
Net income	354	392
Amounts attributable to noncontrolling interests	(17)	(22)
Net income attributable to Loews Corporation	$337	$370

Basic and diluted net income per share	$1.63	$1.74

Weighted average shares outstanding:
Shares of common stock	206.18	212.45
Dilutive potential shares of common stock	0.09	0.15
Total weighted average shares outstanding assuming dilution	206.27	212.60

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Three Months Ended March 31	2026	2025
(In millions)

Net income	$354	$392

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(7)	(3)
Net unrealized gains (losses) on other investments	(425)	282
Total unrealized gains (losses) on investments	(432)	279
Impact of changes in discount rates used to measure long-duration contract liabilities	214	(114)
Unrealized gains (losses) on cash flow hedges	1	(3)
Pension and postretirement benefits	1	1
Foreign currency translation	(35)	37

Other comprehensive income (loss)	(251)	200

Comprehensive income	103	592

Amounts attributable to noncontrolling interests	3	(39)

Total comprehensive income attributable to Loews Corporation	$106	$553

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2024, as reported	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871
Cumulative effect adjustments from changes in accounting standards	5			5
Balance, January 1, 2025, as adjusted	17,942	2	2,490	16,464	(1,867)	(18)	871
Net income	392			370			22
Other comprehensive income	200				183		17
Dividends paid ($0.0625 per share)	(68)			(13)			(55)
Purchase of subsidiary stock from noncontrolling interests	(34)		(3)		(1)		(30)
Purchases of Loews Corporation treasury stock	(380)					(380)
Stock-based compensation	(16)		(34)				18
Other	(2)		(2)
Balance, March 31, 2025	$18,034	$2	$2,451	$16,821	$(1,685)	$(398)	$843

Balance, January 1, 2026	$19,641	$2	$2,374	$17,377	$(1,067)	$—	$955
Net income	354			337			17
Other comprehensive loss	(251)				(231)		(20)
Dividends paid ($0.0625 per share)	(68)			(13)			(55)
Purchase of subsidiary stock from noncontrolling interests	(36)		(2)				(34)
Purchases of Loews Corporation treasury stock	(31)					(31)
Stock-based compensation	(18)		(42)				24
Balance, March 31, 2026	$19,591	$2	$2,330	$17,701	$(1,298)	$(31)	$887

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2026	2025
(In millions)

Operating Activities:

Net income	$354	$392
Adjustments to reconcile net income to net cash provided by operating activities, net	200	180
Changes in operating assets and liabilities, net:
Receivables	1	(246)
Deferred acquisition costs	(24)	(37)
Insurance reserves	446	656
Other assets	83	(92)
Other liabilities	(406)	27
Trading securities	(582)	(144)
Net cash flow provided by operating activities	72	736

Investing Activities:

Purchases of fixed maturities	(1,502)	(1,775)
Proceeds from sales of fixed maturities	364	643
Proceeds from maturities of fixed maturities	813	814
Purchases of equity securities	(174)	(124)
Proceeds from sales of equity securities	136	104
Purchases of limited partnership investments	(83)	(78)
Proceeds from sales of limited partnership investments	33	25
Purchases of property, plant and equipment	(204)	(98)
Change in short-term investments	1,576	330
Other, net	35	(45)
Net cash flow provided (used) by investing activities	994	(204)

Financing Activities:

Dividends paid	(13)	(13)
Dividends paid to noncontrolling interests	(55)	(55)
Purchases of Loews Corporation treasury stock	(31)	(394)
Purchases of subsidiary stock from noncontrolling interests	(36)	(34)
Principal payments on debt	(1,051)	(1)
Issuance of debt	495
Other, net	(23)	(23)
Net cash flow used by financing activities	(714)	(520)

Effect of foreign exchange rate on cash	(4)	7

Net change in cash	348	19
Cash, beginning of period	495	541
Cash, end of period	$843	$560

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2026 and December 31, 2025, and its results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2026 and 2025, in each case in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Operations. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2026 and 2025, there were 1.2 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares calculations because the effect would have been antidilutive.

Accounting Standards Pending Adoption - In November of 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In September of 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The updated guidance changes the accounting for internal-use software by eliminating references to sequential project stages. Eligible software development cost capitalization will begin when: (1) management has authorized and committed to funding the software project and (2) it is probable that the software will be completed and used as intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The guidance may be applied using a prospective transition method, a retrospective transition method or a modified prospective transition method. The Company does not currently expect the updated guidance to have a material impact on its financial statements.

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2026	2025
(In millions)

Fixed maturity securities	$543	$521
Limited partnership investments	55	56
Short-term investments	20	19
Equity securities (a)	(4)	6
Income (loss) from trading portfolio (a)	(2)	4
Other	27	26
Total investment income	639	632
Investment expenses	(26)	(24)
Net investment income	$613	$608
(a) Aggregate income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of March 31, 2026 and 2025	$(74)	$(49)

Investment gains (losses) are as follows:

Three Months Ended March 31	2026	2025
(In millions)

Fixed maturity securities:
Gross gains	$6	$13
Gross losses	(20)	(22)
Investment losses on fixed maturity securities	(14)	(9)
Equity securities (a)	(4)
Investment losses	$(18)	$(9)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of March 31, 2026 and 2025	$(5)	$(2)

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Three Months Ended March 31	2026	2025
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$7
Asset-backed	3
Impairment losses recognized in earnings	$11	$7

There were no impairment losses recognized on mortgage loans during the three months ended March 31, 2026 or 2025.

The following tables present a summary of fixed maturity securities:

March 31, 2026	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,624	$482	$1,074	$31	$25,001
States, municipalities and political subdivisions	9,110	255	793		8,572
Asset-backed:
Residential mortgage-backed	4,035	37	372		3,700
Commercial mortgage-backed	1,498	13	81	21	1,409
Other asset-backed	3,722	19	219	23	3,499
Total asset-backed	9,255	69	672	44	8,608
U.S. Treasury and obligations of government sponsored enterprises	244	1	3		242
Foreign government	769	6	26		749
Redeemable preferred stock	8				8
Fixed maturities available-for-sale	$45,010	$813	$2,568	$75	$43,180
Fixed maturities trading	390				390
Total fixed maturity securities	$45,400	$813	$2,568	$75	$43,570

December 31, 2025

Fixed maturity securities:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742		8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366		3,695
Commercial mortgage-backed	1,515	18	80	21	1,432
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,255	96	640	41	8,670
U.S. Treasury and obligations of government sponsored enterprises	236	1	3		234
Foreign government	764	7	20		751
Redeemable preferred stock	8				8
Fixed maturities available-for-sale	$44,617	$1,089	$2,286	$69	$43,351
Fixed maturities trading	633				633
Total fixed maturity securities	$45,250	$1,089	$2,286	$69	$43,984

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$6,698	$142	$7,903	$932	$14,601	$1,074
States, municipalities and political subdivisions	718	12	3,398	781	4,116	793
Asset-backed:
Residential mortgage-backed	365	5	1,882	367	2,247	372
Commercial mortgage-backed	126	3	825	78	951	81
Other asset-backed	819	13	1,334	206	2,153	219
Total asset-backed	1,310	21	4,041	651	5,351	672
U.S. Treasury and obligations of government-sponsored enterprises	98	2	14	1	112	3
Foreign government	285	5	236	21	521	26
Total fixed maturity securities	$9,109	$182	$15,592	$2,386	$24,701	$2,568

December 31, 2025

Fixed maturity securities:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total fixed maturity securities	$3,998	$79	$16,646	$2,207	$20,644	$2,286

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,053	$271	$1,980	$267
AAA	1,521	256	1,376	243
AA	4,256	678	3,827	623
A	6,408	513	5,025	440
BBB	9,446	749	7,758	639
Non-investment grade	1,017	101	678	74
Total	$24,701	$2,568	$20,644	$2,286

Based on current facts and circumstances, the unrealized losses presented in the March 31, 2026 securities in the gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of March 31, 2026.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $477 million, $470 million and $456 million as of March 31, 2026, December 31, 2025 and March 31, 2025 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended March 31, 2026	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2026	$28	$41	$69
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3		3
Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		3	3
Total allowance for credit losses	$31	$44	$75

Three months ended March 31, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded
Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	2		2
Total allowance for credit losses	$15	$32	$47

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2026		December 31, 2025
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,403	$1,397	$1,392	$1,389
Due after one year through five years	11,744	11,529	11,318	11,214
Due after five years through ten years	13,199	12,789	13,440	13,187
Due after ten years	18,664	17,465	18,467	17,561
Total	$45,010	$43,180	$44,617	$43,351

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$38		$33		$219	$290
LTV 55% to 65%		37		12	$26	12	87
LTV greater than 65%						13	13
DSCR 1.2x - 1.6x
LTV less than 55%	$6		$68	29	4	80	187
LTV 55% to 65%		107	33	38	21	28	227
LTV greater than 65%	5	7			46		58
DSCR ≤1.2x
LTV less than 55%				22		21	43
LTV 55% to 65%		37			45	15	97
LTV greater than 65%					22	46	68
Total	$11	$226	$101	$134	$164	$434	$1,070

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of March 31, 2026, commitments to purchase or fund were approximately $1.8 billion and to sell were approximately $40 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the United States of America (“U.S.”) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

March 31, 2026	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$246	$24,240	$1,514	$26,000
States, municipalities and political subdivisions		8,528	44	8,572
Asset-backed		7,653	955	8,608
Fixed maturities available-for-sale	246	40,421	2,513	43,180
Fixed maturities trading	390			390
Total fixed maturities	$636	$40,421	$2,513	$43,570

Equity securities	$818	$504	$32	$1,354
Short-term and other	5,019	31		5,050
Payable to brokers	(37)			(37)

December 31, 2025

Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions		8,386	45	8,431
Asset-backed		7,672	998	8,670
Fixed maturities available-for-sale	238	40,587	2,526	43,351
Fixed maturities trading	603	30		633
Total fixed maturities	$841	$40,617	$2,526	$43,984

Equity securities	$762	$497	$33	$1,292
Short-term and other	5,820	51		5,871
Payable to brokers	(43)			(43)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2026	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,483	$(3)	$(24)	$63		$(5)			$1,514		$(24)
States, municipalities and political subdivisions	45		(1)						44		(1)
Asset-backed	998	2	(16)	40		(20)		$(49)	955		(16)
Fixed maturities available-for-sale	$2,526	$(1)	$(41)	$103	$—	$(25)	$—	$(49)	$2,513	$—	$(41)

Equity securities	$33	$(1)							$32	$(1)

2025

Fixed maturity securities:
Corporate bonds and other	$1,278		$21	$55		$(18)	$15		$1,351		$21
States, municipalities and political subdivisions	42		2						44		2
Asset-backed	876	$4	1	27		(19)			889		1
Fixed maturities available-for-sale	$2,196	$4	$24	$82	$—	$(37)	$15	$—	$2,284	$—	$24

Equity securities	$20	$1				$(4)			$17	$(1)

Net investment gains and losses are reported in Net income as follows:

Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

March 31, 2026	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,981	Discounted cash flow	Credit spread	1%	—	11%	(2%)

December 31, 2025

Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1%	—	11%	(2%)

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

	Carrying Amount	Estimated Fair Value
March 31, 2026		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,055			$1,043	$1,043

Liabilities:
Short-term debt	1			1	1
Long-term debt	8,933		$7,801	992	8,793

December 31, 2025

Assets:
Other invested assets, primarily mortgage loans	$1,079			$1,072	$1,072

Liabilities:
Short-term debt	1,051		$1,051	2	1,053
Long-term debt	8,435		7,431	995	8,426

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe-related reinstatement premiums represent additional consideration paid under certain reinsurance agreements to reinstate coverage limits that have been exhausted as a result of losses. Catastrophe losses, net of reinsurance, of $88 million and catastrophe-related reinsurance reinstatement premiums of $9 million were recorded for the three months ended March 31, 2026, driven by severe weather-related events. Catastrophe losses, net of reinsurance, of $97 million were recorded for the three months ended March 31, 2025, driven by severe weather-related events, including $53 million for the California wildfires. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended March 31, 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three Months Ended March 31	2026	2025
(In millions)

Reserves, beginning of year:
Gross	$26,599	$24,976
Ceded	5,982	5,713
Net reserves, beginning of year	20,617	19,263

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,763	1,650
Increase (decrease) in provision for insured events of prior years	102	80
Amortization of discount	10	10
Total net incurred (a)	1,875	1,740

Net payments attributable to:
Current year events	(96)	(80)
Prior year events	(1,381)	(1,212)
Total net payments	(1,477)	(1,292)

Foreign currency translation adjustment and other	(50)	53

Net reserves, end of period	20,965	19,764
Ceded reserves, end of period	5,968	5,817
Gross reserves, end of period	$26,933	$25,581

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Unfavorable net prior year loss reserve development of $100 million and $61 million for the three months ended March 31, 2026 and 2025 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). No net prior year loss reserve development and unfavorable net prior year loss reserve development of $22 million for the three months ended March 31, 2026 and 2025 was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”).

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

Three Months Ended March 31	2026	2025
(In millions)

Other professional liability and management liability	$45
Warranty		$10
Commercial auto		50
General liability	55
Workers’ compensation		1
Total property & casualty operations	100	61
Other insurance operations		22
Total pretax unfavorable development	$100	$83

2026

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional errors and omissions (“E&O”) business in recent accident years.

Unfavorable development in general liability was due to higher than expected claim severity and frequency in the excess casualty line in recent accident years.

2025

Unfavorable development in warranty was primarily due to higher than expected frequency and severity in the most recent accident year for auto warranty.

Unfavorable development in commercial auto was due to higher than expected claim severity, largely in CNA’s construction business in the most recent accident year.

Unfavorable development in Other insurance operations was associated with legacy mass tort abuse claim activity.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $22 million and $17 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the cumulative amounts ceded under the LPT were $3.9 billion. The unrecognized deferred retroactive reinsurance benefit was $448 million and $470 million as of March 31, 2026 and December 31, 2025 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.6 billion as of March 31, 2026. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The following table summarizes balances and changes in the LFPB:

	2026	2025
(In millions)

Present value of future net premiums
Balance, January 1	$3,363	$3,425
Effect of changes in discount rate	(71)	(7)
Balance, January 1, at original locked in discount rate	3,292	3,418
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)		5
Adjusted balance, January 1	3,292	3,423
Interest accrual	42	44
Net premiums: earned during period	(99)	(101)
Balance, end of period at original locked in discount rate	3,235	3,366
Effect of changes in discount rate	23	38
Balance, March 31	$3,258	$3,404

Present value of future benefits & expenses
Balance, January 1	$16,811	$16,583
Effect of changes in discount rate	173	440
Balance, January 1, at original locked in discount rate	16,984	17,023
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	19	13
Adjusted balance, January 1	17,003	17,036
Interest accrual	227	229
Benefit & expense payments	(285)	(293)
Balance, end of period at original locked in discount rate	16,945	16,972
Effect of changes in discount rate	(492)	(264)
Balance, March 31	$16,453	$16,708

Net LFPB, March 31	$13,195	$13,304

(a)
As of March 31, 2026 and 2025, the re-measurement loss of $19 million and $8 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the long-term care business recognized on the Condensed Consolidated Statement of Operations.

Three Months Ended March 31	2026	2025
(In millions)

Earned premiums	$103	$106
Interest accretion	185	185

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	March 31,
	2026	2025
(In millions)

Expected future benefit and expense payments	$31,077	$31,433
Expected future gross premiums	4,821	5,089

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.4 billion and $3.6 billion as of March 31, 2026 and 2025.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of March 31, 2026 and 2025.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	March 31,		December 31,
	2026	2025	2025

Original locked in discount rate	5.15%	5.19%	5.16%
Upper-medium grade fixed income instrument discount rate	5.51	5.40	5.32

For the three months ended March 31, 2026 and 2025, immediate charges to net income resulting from adverse development in certain cohorts where the net premium ratio (“NPR”) exceeded 100% were $22 million and $14 million. For the three months ended March 31, 2026 and 2025, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $8 million and $6 million.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2025 and 2026:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2025	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(73), $31, $2, $0 and $0	(5)	276	(114)	(3)	(1)	37	190
Reclassification of losses from accumulated other comprehensive loss, after tax of $0, $(1), $0, $0, $0 and $0	2	6			2		10
Other comprehensive income (loss)	(3)	282	(114)	(3)	1	37	200
Amounts attributable to noncontrolling interests	1	(24)	9			(3)	(17)
Other		(1)					(1)
Balance, March 31, 2025	$(15)	$(1,463)	$219	$6	$(223)	$(209)	$(1,685)

Balance, January 1, 2026	$(15)	$(907)	$176	$2	$(212)	$(111)	$(1,067)
Other comprehensive income (loss) before reclassifications, after tax of $3, $117, $(57), $0, $0 and $0	(12)	(431)	214	1	(1)	(35)	(264)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(1), $(2), $0, $0, $0 and $0	5	6			2		13
Other comprehensive income (loss)	(7)	(425)	214	1	1	(35)	(251)
Amounts attributable to noncontrolling interests	1	34	(17)			2	20
Balance, March 31, 2026	$(21)	$(1,298)	$373	$3	$(211)	$(144)	$(1,298)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 0.3 million and 4.5 million shares of its common stock at aggregate costs of $31 million and $380 million during the three months ended March 31, 2026 and 2025.

Stock Issuances

Loews Corporation issued 0.1 million shares of its common stock to settle stock-based compensation awards during the three months ended March 31, 2026 and 2025.

7. Debt

In February of 2026, Loews Corporation completed a public offering of $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of its 3.8% senior notes due April 1, 2026.

In March of 2026, Boardwalk Pipelines redeemed the outstanding $550 million aggregate principal amount of its 6.0% senior notes due June 1, 2026.

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

Three Months Ended March 31	2026	2025
(In millions)

Non-insurance warranty – CNA Financial	$374	$397

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$612	$609
Lodging and related services – Loews Hotels & Co	246	237
Total revenues from contracts with customers	858	846
Other revenues	29	26
Operating revenues and other	$887	$872

Receivables from contracts with customers – As of March 31, 2026 and December 31, 2025, receivables from contracts with customers were approximately $253 million and $252 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2026 and December 31, 2025, deferred revenue resulting from contracts with customers was approximately $4.1 billion and $4.2 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $397 million and $413 million of revenues recognized during the three months ended March 31, 2026 and 2025 were included in deferred revenue as of December 31, 2025 and 2024.

Performance obligations – As of March 31, 2026, approximately $23.7 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Included in the balance are $9.5 billion of revenues that are anticipated under executed precedent or long-term firm transportation agreements associated with Boardwalk Pipelines’ growth projects. Approximately $2.3 billion is expected to be recognized during the remaining nine months of 2026, $2.5 billion in 2027 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

9. Benefit Plans

Several non-contributory defined benefit plans and postretirement benefit plans cover eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2026	2025	2026	2025
(In millions)

Service cost		$1
Interest cost	$11	11	$1	$1
Expected return on plan assets	(14)	(15)	(1)	(1)
Amortization of unrecognized net loss	2	2
Net periodic benefit	$(1)	$(1)	$—	$—

CNA sponsors a noncontributory defined benefit pension plan, the CNA Retirement Plan (the “Plan”), covering certain eligible employees. The Plan has been closed to new entrants since 2000. In the first quarter of 2026, a subsidiary of CNA, as sponsor of the Plan, approved the decision to pursue termination of the Plan, effective June 30, 2026. The Plan will continue to be reflected in the consolidated condensed financial statements until the termination process, including the settlement or transfer of remaining benefit obligations, has been completed, which CNA currently anticipates will be in approximately 18 months.

10. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo and other plaintiffs filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Western District of Washington asserting antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed a motion to dismiss the complaint in Portillo on May 17, 2024. On August 29, 2025, the court granted the defendants’ motion to dismiss in Portillo and granted plaintiffs leave to amend their complaint. On October 3, 2025, plaintiffs in Portillo filed an amended class action complaint, which defendants jointly moved to dismiss on November 3, 2025. The court has not ruled on the motion to dismiss the amended complaint in Portillo. On March 1, 2024, Ryan Segal filed a putative class action against Loews Hotels Holdings Corporation and other defendants in the United States District Court for the Northern District of Illinois asserting antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed a motion to dismiss the complaint in Segal on June 24, 2024. On March 31, 2025, the court granted the defendants’ motion to dismiss in Segal, and granted plaintiff leave to amend the complaint. On April 28, 2025, Segal filed a third amended complaint, which defendants jointly moved to dismiss on June 12, 2025. On March 31, 2026, the court granted defendants’ motion to dismiss the third amended complaint in Segal with prejudice and entered judgment. On April 29, 2026, Segal filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit of the district court’s March 31, 2026 order granting defendants’ motion to dismiss the third amended complaint.

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

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Loews Hotels & Co matters described above, will materially affect the Company’s results of operations or equity.

11. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2026, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Boardwalk Pipelines

Boardwalk Pipelines’ future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of March 31, 2026, the commitments totaled approximately $467 million, which are expected to be settled through 2028.

12. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is comprised of Loews Corporation, excluding its consolidated subsidiaries, and includes the equity method of accounting for Altium Packaging. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding Loews Corporation’s segments, see Note 19 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended March 31, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,701			$(2)	$2,699
Net investment income (loss)	610	$5	$3	(5)	613
Investment losses	(18)				(18)
Non-insurance warranty revenue	374				374
Operating revenues and other	10	626	251		887
Total	3,677	631	254	$(7)	4,555

Expenses:

Insurance claims and policyholders’ benefits (a)	2,175				2,175
Amortization of deferred acquisition costs	476				476
Non-insurance warranty expense	356				356
Operating expenses and other (b)	370	377	246	16	1,009
Equity method (income) loss			(44)	7	(37)
Interest	33	43	15	22	113
Total	3,410	420	217	45	4,092
Income (loss) before income tax	267	211	37	(52)	463
Income tax (expense) benefit	(56)	(52)	(11)	10	(109)
Net income (loss)	211	159	26	(42)	354
Amounts attributable to noncontrolling interests	(17)				(17)
Net income (loss) attributable to Loews Corporation	$194	$159	$26	$(42)	$337

March 31, 2026

Total assets	$68,520	$10,189	$2,532	$4,411	$85,652

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $88 million and unfavorable net prior year loss reserve development of $100 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended March 31, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$332				$332
Operating expenses		$176	$153		329
Depreciation and amortization		111	26	$1	138
Other (c)	38	90	67	15	210
Operating expenses and other	$370	$377	$246	$16	$1,009

(c)	Other expenses for each reportable segment include:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2025. This MD&A is comprised of the following sections:

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

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31	2026	2025
(In millions, except per share data)

CNA Financial	$194	$252
Boardwalk Pipelines	159	152
Loews Hotels & Co	26
Corporate	(42)	(34)
Net income attributable to Loews Corporation	$337	$370

Basic and diluted net income per share	$1.63	$1.74

Net income attributable to Loews Corporation for the three months ended March 31, 2026 was $337 million, or $1.63 per share, compared to net income of $370 million, or $1.74 per share in the comparable 2025 period.

The decrease in net income attributable to Loews Corporation for the three months ended March 31, 2026 as compared to the comparable 2025 period was primarily driven by lower net income at CNA and lower results at the parent company, partially offset by higher net income at Loews Hotels & Co and Boardwalk Pipelines. The decrease at CNA is primarily due to lower underlying underwriting results and unfavorable net prior year loss reserve development, partially offset by higher net investment income. Parent company results decreased primarily due to lower investment income from the parent company trading portfolio and higher interest expense. The increase at Loews Hotels & Co is primarily due to higher equity income from joint ventures, driven mainly by the Universal Orlando Resort joint ventures. The increase at Boardwalk Pipelines is primarily due to higher contracting rates and utilization-based revenues on gas transportation, as well as higher rates on storage, parking and lending.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2026 and 2025 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2026	2025
(In millions)

Revenues:
Insurance premiums	$2,701	$2,626
Net investment income	610	604
Investment losses	(18)	(9)
Non-insurance warranty revenue	374	397
Other revenues	10	9
Total	3,677	3,627
Expenses:
Insurance claims and policyholders’ benefits	2,175	2,027
Amortization of deferred acquisition costs	476	471
Non-insurance warranty expense	356	385
Other operating expenses	370	363
Interest	33	32
Total	3,410	3,278
Income before income tax	267	349
Income tax expense	(56)	(75)
Net income	211	274
Amounts attributable to noncontrolling interests	(17)	(22)
Net income attributable to Loews Corporation	$194	$252

Net income attributable to Loews Corporation decreased $58 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to lower underlying underwriting results and unfavorable net prior year loss reserve development, partially offset by higher net investment income.

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

In evaluating the results of Property & Casualty Operations CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe-related reinstatement premiums, catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate CNA’s underwriting performance since they remove the impact of catastrophes which are unpredictable as to timing and amount, and development-related items as they are not indicative of current year underwriting performance.

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

CNA also uses underwriting gain (loss) and underlying underwriting gain (loss), calculated using GAAP financial results, to monitor insurance operations. Underwriting gain (loss) is deemed to be a non-GAAP financial measure and is calculated pretax as net earned premiums less total insurance expenses, which includes insurance claims and policyholders’ benefits, amortization of deferred acquisition costs and insurance related administrative expenses. Net income (loss) is the most directly comparable GAAP measure. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from CNA’s underwriting activities, which are managed separately from its investing activities. Underlying underwriting gain (loss) is also deemed to be a non-GAAP financial measure, and represents pretax underwriting gain (loss) excluding catastrophe-related reinstatement premiums, catastrophe losses and development-related items. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from CNA’s underwriting activities, excluding the impact of catastrophes, which are unpredictable as to timing and amount, and development-related items as they are not indicative of CNA’s current year underwriting performance.

The following tables present reconciliations of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$87	$97	$33	$217	$(23)	$194
Investment losses	4	7	1	12	2	14
Noncontrolling interests	8	8	3	19	(2)	17
Core income (loss)	$99	$112	$37	$248	$(23)	$225
Less:
Net investment income	142	190	43	375
Non-insurance warranty revenue	18			18
Other expense, including interest expense	(11)	(2)	(2)	(15)
Income tax expense on core income	(26)	(27)	(18)	(71)
Underwriting gain (loss)	(24)	(49)	14	(59)
Catastrophe-related reinstatement premiums		9		9
Catastrophe losses		84	4	88
Effect of unfavorable development-related items	50	56		106
Underlying underwriting gain	$26	$100	$18	$144

Three Months Ended March 31, 2025

Net income (loss) attributable to Loews Corporation	$137	$114	$35	$286	$(34)	$252
Investment (gains) losses	1		(1)	—	7	7
Noncontrolling interests	12	10	3	25	(3)	22
Core income (loss)	$150	$124	$37	$311	$(30)	$281
Less:
Net investment income	151	177	34	362
Non-insurance warranty revenue	12			12
Other revenue (expense), including interest expense	(14)	(2)	1	(15)
Income tax expense on core income	(41)	(34)	(13)	(88)
Underwriting gain (loss)	42	(17)	15	40
Catastrophe losses		86	11	97
Effect of unfavorable development-related items	10	53		63
Underlying underwriting gain	$52	$122	$26	$200

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$834	$1,480	$308	$2,622
Net earned premiums	852	1,412	334	2,598
Underwriting gain (loss)	(24)	(49)	14	(59)
Net investment income	142	190	43	375
Core income	99	112	37	248

Other performance metrics:
Loss ratio	68.7%	76.2%	61.0%	71.8%
Expense ratio	33.6	26.7	34.9	29.9
Dividend ratio	0.4	0.6		0.5
Combined ratio	102.7%	103.5%	95.9%	102.2%
Less: Effect of catastrophe impacts		6.4	1.2	3.6
Less: Effect of unfavorable development-related items	5.9	4.0		4.1
Underlying combined ratio	96.8%	93.1%	94.7%	94.5%
Underlying loss ratio	62.8%	65.8%	59.8%	64.1%

Rate	3%	2%	(4)%	2%
Renewal premium change	5	3	(2)	3
Retention	86	81	85	83
New business	$127	$369	$85	$581

Three Months Ended March 31, 2025

Net written premiums	$842	$1,498	$266	$2,606
Net earned premiums	830	1,380	310	2,520
Underwriting gain (loss)	42	(17)	15	40
Net investment income	151	177	34	362
Core income	150	124	37	311

Other performance metrics:
Loss ratio	61.4%	73.0%	62.1%	67.8%
Expense ratio	33.4	27.6	33.3	30.2
Dividend ratio	0.3	0.5		0.4
Combined ratio	95.1%	101.1%	95.4%	98.4%
Less: Effect of catastrophe impacts		6.3	3.6	3.8
Less: Effect of favorable development-related items	1.3	3.8		2.5
Underlying combined ratio	93.8%	91.0%	91.8%	92.1%
Underlying loss ratio	60.1%	62.9%	58.5%	61.5%

Rate	3%	6%	(2)%	4%
Renewal premium change	4	7	1	6
Retention	89	84	85	86
New business	$112	$370	$83	$565

Net written premiums for Specialty decreased $8 million for the three months ended March 31, 2026 as compared with the comparable 2025 period driven by lower retention partially offset by rate and new business. The increase in net earned premiums for the three months ended March 31, 2026 was consistent with the trend in net written premiums in recent quarters for Specialty.

Net written premiums for Commercial decreased $18 million for the three months ended March 31, 2026 as compared with the comparable 2025 period driven by lower retention. The increase in net earned premiums for the three months ended March 31, 2026 was consistent with the trend in net written premiums in recent quarters for Commercial.

Net written premiums for International increased $42 million for the three months ended March 31, 2026 as compared with the comparable 2025 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $19 million for the three months ended March 31, 2026 as compared with the comparable 2025 period driven by timing of reinsurance costs, partially offset by lower rate. The increase in net earned premiums for the three months ended March 31, 2026 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations decreased $63 million for the three months ended March 31, 2026 as compared with the comparable 2025 period primarily driven by lower underlying underwriting results and unfavorable net prior year loss reserve development, partially offset by higher net investment income.

Catastrophe losses for Property & Casualty Operations were $88 million and catastrophe-related reinsurance reinstatement premiums were $9 million for the three months ended March 31, 2026 driven by severe weather related events. Catastrophe losses were $97 million for the comparable 2025 period, driven by severe weather related events, including $53 million for the California wildfires. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, Specialty had no catastrophe losses, Commercial had catastrophe losses of $84 million and $86 million and International had catastrophe losses of $4 million and $11 million. The three months ended March 31, 2026 also includes $9 million of catastrophe-related reinsurance reinstatement premiums for Commercial.

Unfavorable net prior year loss reserve development for Property & Casualty Operations of $100 million and $61 million was recorded for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, Specialty recorded unfavorable net prior year loss reserve development of $45 million and $10 million, Commercial recorded unfavorable net prior year loss reserve development of $55 million and $51 million and International recorded no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 7.6 points for the three months ended March 31, 2026 as compared with the comparable 2025 period primarily due to a 7.3 point increase in the loss ratio. The increase in the loss ratio was due to higher unfavorable net prior year loss reserve development driven by CNA’s professional errors and omissions (“E&O”) business in recent accident years and an increase in the underlying loss ratio driven by loss cost trends exceeding rate for certain lines in recent quarters. The expense ratio was generally consistent with the comparable 2025 period.

Commercial’s combined ratio increased 2.4 points for the three months ended March 31, 2026 as compared with the comparable 2025 period primarily due to a 3.2 point increase in the loss ratio partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by a higher underlying loss ratio in excess casualty and workers’ compensation. The improvement in the expense ratio was primarily driven by a lower acquisition ratio. The effect of catastrophe impacts on the loss ratio was 6.4 points for the three months ended March 31, 2026 as compared with 6.3 points for the comparable 2025 period.

International’s combined ratio increased 0.5 points for the three months ended March 31, 2026 as compared with the comparable 2025 period due to a 1.6 point increase in the expense ratio, partially offset by a 1.1 point improvement in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related costs and acquisition costs partially offset by higher net earned premiums. The improvement in the loss ratio was primarily driven by lower catastrophe losses, which were 1.2 points of the loss ratio for the three months ended March 31, 2026 as compared with 3.6 points of the loss ratio for the comparable 2025 period, partially offset by an increase in the underlying loss ratio driven by continued pricing pressure.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31	2026	2025
(In millions)

Net earned premiums	$103	$106
Net investment income	235	242
Core loss	(23)	(30)

Core results for Other Insurance Operations improved $7 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to no net prior year loss reserve development in the current year as compared with a $17 million after-tax charge in 2025 related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves. Core loss also includes amortization of the deferred gain related to the asbestos and environmental pollution (“A&EP”) loss portfolio transfer (“LPT”). Further information on the net prior year loss reserve development and the A&EP LPT is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Long-term care results for the three months ended March 31, 2026 reflect unfavorable morbidity partially offset by favorable persistency. Long-term care results for the comparable 2025 period reflected favorable persistency.

Boardwalk Pipelines

Current Growth Projects

Boardwalk Pipelines regularly reviews opportunities to expand its existing facilities and footprint to meet growing demand for transportation and storage services. The recent growth of liquefied natural gas export and power generation demand has led to the announcement of additional growth projects for Boardwalk Pipelines. Through the date of this filing, Boardwalk Pipelines has growth projects for which it has executed precedent or long-term firm transportation agreements that are expected to increase capacity on its pipeline systems by an aggregate of 4.2 billion cubic feet per day (“Bcf/d”) and its storage working gas capacity by 10 Bcf at an expected aggregate cost of approximately $3.2 billion and are scheduled to be completed through 2030. As of March 31, 2026, Boardwalk Pipelines has spent $245 million on these growth projects. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits and are subject to construction risk.

These projects have lengthy planning and construction periods and, as a result, will not contribute to Boardwalk Pipelines’ earnings and cash flows until they receive the required regulatory approvals and permits and are constructed and placed into service over the next several years. For further discussion of capital expenditures and financing, please see Liquidity and Capital Resources: Subsidiaries of this MD&A. Boardwalk Pipelines’ cost and timing estimates for these projects are based on a variety of inputs such as contractor indicative bids, quotes on materials and internally-developed financial models, metrics and timelines and are subject to a variety of risks and uncertainties, including obtaining timely regulatory and permit approvals and the cost thereof, adverse weather conditions during construction, its ability to acquire and the cost of obtaining rights to construct and operate on land not owned by Boardwalk Pipelines, delays in obtaining and shortages and price increases for key materials (including pipe, compressor facilities and related equipment), tariff implications and shortages and increased costs of qualified labor. Factors in the estimates include, among other things, those related to pipeline costs based on mileage, size and type of pipe, materials including compressors and related equipment, land, engineering and construction costs and timely receipt of all necessary permits and approvals. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. In addition, failure to timely meet development milestones may result in, among other things, contractual counterparties having the ability to terminate contracts with Boardwalk Pipelines. Refer to Part I, Item 1. Business and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for project descriptions and additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

Boardwalk Pipelines’ more significant growth projects are listed below:

	Expected in-service date	Expected incremental capacity added to system (Bcf/d)
Eunice - Iowa (a)	Third quarter 2026	0.1
Carnation Project (b)	Fourth quarter 2027	0.2
Northeast Texas Power Plant Project (c)	Fourth quarter 2027	0.3
Kosciusko Junction Project (c)	First half 2028	1.2
Ohio Power Plant Project (c)	First half 2028	0.3
Southeast Compression for Utility Reliability Expansion Project (c)	First half 2028	0.3
Parks Line Upgrade and Sorrento Station Project (d)	First half 2028	0.2
Texas Gateway Project (c)	Second half 2029	1.5
Petal Gas Storage Expansion (e)	Second half 2030	(e)

(a)	This project has received approval from the Federal Energy Regulatory Commission (“FERC”) and is in construction.
(b)	This project remains subject to FERC approval and receipt of environmental permits and authorizations.
(c)	These projects remain subject to FERC approval, acquisition of land rights and receipt of environmental permits and authorizations.
(d)	This project received FERC approval in December 2025 and is expected to start construction in the first half of 2026.
(e)	This project remains subject to FERC approval and is expected to add 10 Bcf of storage working gas capacity.

Refer to Current Growth Projects in Part I, Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of Boardwalk Pipelines’ significant growth projects. Boardwalk Pipelines’ growth projects include $9.5 billion of estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

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

Results of Operations

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids, olefins and other hydrocarbons industry, providing transportation and storage for those commodities. Boardwalk Pipelines also provides ethane supply and transportation services for petrochemical customers in Louisiana and Texas. A significant portion of Boardwalk Pipelines’ revenues is fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as changes in pricing on contract renewals and other factors as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. The pricing contained in the purchase and sales agreements associated with Boardwalk Pipelines’ ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, Boardwalk Pipelines’ ethane supply services, like its other businesses, has little to no direct commodity price exposure. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. Boardwalk Pipelines’

operation and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, pipeline integrity maintenance regulations and its efforts to monitor, control and reduce emissions, as further discussed in Results of Operations of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2026 and 2025, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

Three Months Ended March 31	2026	2025
(In millions)

Revenues:
Operating revenues and other	$626	$621
Interest income	5	1
Total	631	622
Expenses:
Operating and other:
Operating costs and expenses	266	275
Depreciation and amortization	111	106
Interest	43	39
Total	420	420
Income before income tax	211	202
Income tax expense	(52)	(50)
Net income attributable to Loews Corporation	$159	$152
EBITDA	$360	$346

Net income attributable to Loews Corporation and EBITDA increased $7 million and $14 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to the reasons discussed below.

Total revenues increased $9 million for the three months ended March 31, 2026 as compared with the comparable 2025 period. Transportation revenues for the natural gas business increased $8 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to higher contracting rates, recently completed growth projects and higher utilization-based revenue. Transportation revenues for the natural gas liquids business increased by $7 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to higher volumes. Storage and parking and lending (“PAL”) revenues for the natural gas business increased by $15 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to favorable market conditions which allowed for contracting at higher rates. In the natural gas liquids business, ethane product sales decreased by $33 million for the three months ended March 31, 2026 as compared with the comparable 2025 period primarily due to lower volumes, partially offset by higher propane and ethylene product sales of $7 million.

Operating and other expenses decreased $4 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily from lower product costs of $30 million related to lower ethane product sales, partially offset by increased product costs of $15 million related to higher propane and ethylene sales. These decreases were partially offset by increased general and administrative costs of $5 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to higher employee-related and outside services costs and increased depreciation and amortization expense of $5 million.

Interest expenses increased $4 million for the three months ended March 31, 2026 as compared with the comparable 2025 period due to the pre-financing of a June 2026 debt maturity that was redeemed in March 2026.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31	2026	2025
(In millions)

Net income attributable to Loews Corporation	$159	$152
Interest, net	38	38
Income tax expense	52	50
Depreciation and amortization	111	106
EBITDA	$360	$346

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2026 and 2025, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Three Months Ended March 31	2026	2025
(In millions)

Revenues:
Operating revenue	$218	$211
Revenues related to reimbursable expenses	36	34
Total	254	245
Expenses:
Operating and other	175	173
Asset impairments	9
Reimbursable expenses	36	34
Depreciation and amortization	26	24
Equity income from joint ventures	(44)	(6)
Interest	15	16
Total	217	241
Income before income tax	37	4
Income tax expense	(11)	(4)
Net income attributable to Loews Corporation	$26	$—

Net income attributable to Loews Corporation increased $26 million for the three months ended March 31, 2026 as compared with the comparable 2025 period primarily due to higher equity income from joint ventures, driven mainly by the Universal Orlando Resort joint ventures, and the other factors discussed below.

Operating revenues increased by $7 million and operating and other expenses increased by $2 million for the three months ended March 31, 2026 as compared with the comparable 2025 period. The increase in operating revenues was primarily due to a higher overall average daily rate and higher food and beverage revenues. The increase in operating and other expenses was from higher hotel operating costs in support of the higher operating revenues.

Equity income from joint ventures increased $38 million for the three months ended March 31, 2026 as compared with the comparable 2025 period. The increase was driven by growth in the overall average daily rate and an increase in both the number of available and the number of occupied room nights at the Universal Orlando Resort, including those attributable to the three new hotels that opened in 2025. Equity income from joint ventures for the three months ended March 31, 2025 was impacted by an impairment charge recorded at a joint venture hotel that reduced Loews Hotels & Co’s equity income by $9 million and the reduction in distributions for one joint venture property due to property improvement costs.

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short-term investments held at the Parent Company to meet current and future liquidity needs, as well as results of the trading portfolio held at the Parent Company. Corporate also includes the equity method of accounting for Altium Packaging and intercompany eliminations.

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2026 and 2025 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2026	2025
(In millions)

Revenues:
Net investment loss	$(5)
Intercompany eliminations	(2)
Total	(7)	$—
Expenses:
Operating and other	16	16
Equity method loss	7	7
Interest	22	18
Total	45	41
Loss before income tax	(52)	(41)
Income tax benefit	10	7
Net loss attributable to Loews Corporation	$(42)	$(34)

Net loss attributable to Loews Corporation increased $8 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to the reasons discussed below.

Net investment results for the Parent Company decreased $5 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, primarily due to lower results from the trading portfolio.

Interest expense increased $4 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, due to the issuance in February of 2026 of the Parent Company’s $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of our 3.8% senior notes due April 1, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $4.5 billion at March 31, 2026 as compared to $3.9 billion at December 31, 2025. During the three months ended March 31, 2026, we received $691 million in cash dividends and distributions from our subsidiaries: $616 million from CNA, including a special cash dividend of $497 million, and $75 million from Boardwalk Pipelines. Cash outflows during the three months ended March 31, 2026 included the payment of $31 million to fund treasury stock purchases and $13 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In February of 2026, we completed a public offering of $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of our 3.8% senior notes due April 1, 2026.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries outstanding common stock in the open market (including, with respect to our common stock, in open market transactions that may or may not satisfy all of the conditions of the Rule 10b-18 voluntary safe harbor), in privately negotiated transactions or otherwise. During the three months ended March 31, 2026, we purchased 0.3 million shares of Loews Corporation common stock for $31 million. As of May 1, 2026, there were 205,768,873 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $393 million for the three months ended March 31, 2026 as compared with $638 million for the comparable 2025 period. The decrease in cash provided by operating activities was impacted by payments related to specific reinsurance treaties, which occurred during the first quarter of 2026, with such similar amounts paid in the second quarter of 2025. In addition, the decrease quarter over quarter was attributable to an increase in net claim payments, partially offset by increased investment earnings.

CNA paid cash dividends of $2.48 per share on its common stock, including a special cash dividend of $2.00 per share, during the three months ended March 31, 2026. On May 1, 2026, CNA’s Board of Directors declared a quarterly cash dividend of $0.48 per share, payable June 4, 2026 to shareholders of record on May 18, 2026. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2026, CCC was in a positive earned surplus position. CCC paid dividends of $585 million and $440 million during the three months ended March 31, 2026 and 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities was $246 million for the three months ended March 31, 2026 as compared with $244 million for the comparable 2025 period.

As described in Current Growth Projects above, Boardwalk Pipelines is currently engaged in growth projects for which it has executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate cost associated with these agreements is approximately $3.2 billion; this cost is expected to be spent through 2030. As of March 31, 2026, Boardwalk Pipelines has spent $245 million on these growth projects. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project’s expected in-service date. Boardwalk Pipelines is also evaluating additional growth projects involving substantial capital commitments. Boardwalk Pipelines expects to finance its growth projects through a combination of operating cash flows and the issuance of long-term debt, including borrowings under its revolving credit facility. Boardwalk Pipelines’ cost and timing estimates for its growth projects are subject to a variety of risks and uncertainties, and are based on the factors described in Boardwalk Pipelines: Current Growth Projects in this MD&A. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. Refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

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

For the three months ended March 31, 2026 and 2025, Boardwalk Pipelines’ capital expenditures were $144 million and $52 million, consisting of growth capital expenditures of $110 million and $16 million and maintenance capital expenditures of $34 million and $36 million.

Additionally, as of March 31, 2026, Boardwalk Pipelines has future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $467 million, which are expected to be settled through 2028.

As of March 31, 2026, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. During the first quarter 2026, Boardwalk Pipelines filed a $3.5 billion shelf registration statement with the SEC, under which it may publicly issue debt securities, warrants or rights from time to time, which was declared effective on March 19, 2026. On March 1, 2026, Boardwalk Pipelines redeemed the outstanding $550 million aggregate principal amount of its 6.0% senior notes due June 1, 2026 at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the proceeds of the $550 million aggregate principal amount of its 5.4% senior notes due February 15, 2036 issued in 2025. Boardwalk Pipelines believes that its existing capital resources, including its cash and cash equivalents, revolving credit facility and cash flows from operating activities, will be adequate to fund its anticipated obligations over the next twelve months.

During the three months ended March 31, 2026, Boardwalk Pipelines paid a distribution of $75 million to the Company. On April 30, 2026, Boardwalk Pipelines acquired Spire Marketing LLC (previously known as Spire Marketing Inc.), a business engaged in natural gas marketing activities, for $215 million in cash, subject to customary purchase price adjustments. The acquisition is expected to broaden Boardwalk Pipelines’ marketing capabilities and customer reach.

Loews Hotels & Co, through its subsidiaries, has loans, principally mortgage loans, all of which mature beyond twelve months as of March 31, 2026, which it may refinance before they mature. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt.

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

Three Months Ended March 31	2026	2025
(In millions)

Fixed income securities:
Taxable fixed income securities	$500	$496
Tax-exempt fixed income securities	52	34
Total fixed income securities	552	530
Limited partnership and common stock investments	42	54
Other, net of investment expense	16	20
Net investment income	$610	$604

Effective income yield for the fixed income securities portfolio	4.9%	4.8%
Limited partnership and common stock return for the period	1.4%	2.0%

CNA’s net investment income increased $6 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates partially offset by lower common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Three Months Ended March 31	2026	2025
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(7)	$(9)
States, municipalities and political subdivisions	(1)	(1)
Asset-backed	(6)	1
Total fixed maturity securities	(14)	(9)
Non-redeemable preferred stock	(4)
Total investment losses	(18)	(9)
Income tax benefit	4	2
Amounts attributable to noncontrolling interests	1	1
Investment losses attributable to Loews Corporation	$(13)	$(6)

CNA’s pretax investment losses increased $9 million for the three months ended March 31, 2026 as compared with the comparable 2025 period, driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,241	$(242)	$3,274	$(228)
AAA	4,057	(176)	3,997	(136)
AA	7,125	(514)	7,001	(428)
A	11,088	(278)	11,167	(140)
BBB	15,974	(462)	16,249	(223)
Non-investment grade	1,745	(83)	1,714	(42)
Total	$43,230	$(1,755)	$43,402	$(1,197)

As of March 31, 2026 and December 31, 2025, 1% of CNA’s fixed maturity portfolio was rated internally. Additionally, as of March 31, 2026 and December 31, 2025, CNA assigned an AAA rating to $688 million and $661 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2026	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,053	$271
AAA	1,521	256
AA	4,256	678
A	6,408	513
BBB	9,446	749
Non-investment grade	1,017	101
Total	$24,701	$2,568

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2026	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$886	$10
Due after one year through five years	6,626	294
Due after five years through ten years	7,157	658
Due after ten years	10,032	1,606
Total	$24,701	$2,568

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

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,271	9.5	$15,584	9.7
Property & Casualty and other	29,884	4.6	30,716	4.5
Total	$45,155	6.3	$46,300	6.3

CNA’s investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded or disclosed in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted, please see Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other of our and our subsidiaries’ SEC filings and press releases and certain statements made by us and our subsidiaries and our and their officials in presentations or remarks may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our and our subsidiaries’ other filings with the SEC, could cause our and our subsidiaries’ results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we and our subsidiaries expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2026 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 10 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a discussion of material risk factors facing the Company. There have been no material changes to such risk factors as of the date of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2026 - January 31, 2026	N/A	N/A	N/A	N/A

February 1, 2026 - February 28, 2026	144,525	$108.90	N/A	N/A

March 1, 2026 - March 31, 2026	140,651	108.72	N/A	N/A

Item 5. Other Information

None

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 4, 2026	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

