Form 10-Q
period 2026-06-30
LOEWS CORP
filed 2026-08-03
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
As of July 31, 2026, there were 204,427,720 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2026	2025
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $45,697 and $45,250, less allowance for credit loss of $63 and $69	$44,120	$43,984
Equity securities, cost of $1,309 and $1,201	1,333	1,292
Limited partnership investments	2,993	2,861
Other invested assets, primarily mortgage loans, less allowance for credit loss of $15 and $15	1,156	1,195
Short-term investments	5,598	6,044
Total investments	55,200	55,376
Cash	508	495
Receivables	11,723	10,983
Property, plant and equipment	10,862	10,695
Goodwill	483	349
Deferred non-insurance warranty acquisition expenses	2,981	3,220
Deferred acquisition costs of insurance subsidiaries	1,026	986
Other assets	4,445	4,244
Total assets	$87,228	$86,348

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$27,490	$26,599
Future policy benefits	13,262	13,448
Unearned premiums	8,035	7,635
Total insurance reserves	48,787	47,682
Payable to brokers	174	53
Short-term debt	22	1,052
Long-term debt	8,914	8,437
Deferred income taxes	848	839
Deferred non-insurance warranty revenue	3,798	4,138
Other liabilities	4,653	4,506
Total liabilities	67,196	66,707

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 206,066,859 and 206,003,999 shares	2	2
Additional paid-in capital	2,335	2,374
Retained earnings	18,132	17,377
Accumulated other comprehensive loss	(1,175)	(1,067)
	19,294	18,686
Less treasury stock, at cost (1,668,477 and 0 shares)	(179)	—
Total shareholders’ equity	19,115	18,686
Noncontrolling interests	917	955
Total equity	20,032	19,641
Total liabilities and equity	$87,228	$86,348

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions, except per share data)

Revenues:
Insurance premiums	$2,757	$2,694	$5,456	$5,320
Net investment income	761	714	1,374	1,322
Investment losses	(5)	(46)	(23)	(55)
Non-insurance warranty revenue	367	398	741	795
Operating revenues and other	854	795	1,741	1,667
Total	4,734	4,555	9,289	9,049

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $25, $15, $44 and $23)	2,169	2,085	4,344	4,112
Amortization of deferred acquisition costs	481	469	957	940
Non-insurance warranty expense	356	384	712	769
Operating expenses and other	1,040	989	2,049	1,980
Equity method income	(27)	(18)	(64)	(17)
Interest	103	107	216	212
Total	4,122	4,016	8,214	7,996
Income before income tax	612	539	1,075	1,053
Income tax expense	(141)	(123)	(250)	(245)
Net income	471	416	825	808
Amounts attributable to noncontrolling interests	(27)	(25)	(44)	(47)
Net income attributable to Loews Corporation	$444	$391	$781	$761

Basic and diluted net income per share	$2.16	$1.87	$3.79	$3.61

Weighted average shares outstanding:
Shares of common stock	205.50	209.24	205.84	210.84
Dilutive potential shares of common stock	0.07	0.12	0.08	0.13
Total weighted average shares outstanding assuming dilution	205.57	209.36	205.92	210.97

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Net income	$471	$416	$825	$808

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses	(1)	1	(8)	(2)
Net unrealized gains (losses) on other investments	190	74	(235)	356
Total unrealized gains (losses) on investments	189	75	(243)	354
Impact of changes in discount rates used to measure long-duration contract liabilities	(34)	(3)	180	(117)
Unrealized gains (losses) on cash flow hedges	2	(3)	3	(6)
Pension and postretirement benefits	(1)	1		2
Foreign currency translation	(22)	130	(57)	167

Other comprehensive income (loss)	134	200	(117)	400

Comprehensive income	605	616	708	1,208

Amounts attributable to noncontrolling interests	(38)	(42)	(35)	(81)

Total comprehensive income attributable to Loews Corporation	$567	$574	$673	$1,127

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, April 1, 2025	$18,034	$2	$2,451	$16,821	$(1,685)	$(398)	$843
Net income	416			391			25
Other comprehensive income	200				183		17
Dividends paid ($0.0625 per share)	(23)			(13)			(10)
Purchases of Loews Corporation treasury stock	(253)					(253)
Stock-based compensation	11		10				1
Other	4		6	(1)			(1)
Balance, June 30, 2025	$18,389	$2	$2,467	$17,198	$(1,502)	$(651)	$875

Balance, April 1, 2026	$19,591	$2	$2,330	$17,701	$(1,298)	$(31)	$887
Net income	471			444			27
Other comprehensive income	134				123		11
Dividends paid ($0.0625 per share)	(24)			(13)			(11)
Purchases of Loews Corporation treasury stock	(148)					(148)
Stock-based compensation	9		6				3
Other	(1)		(1)
Balance, June 30, 2026	$20,032	$2	$2,335	$18,132	$(1,175)	$(179)	$917

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2024, as reported	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871
Cumulative effect adjustments from changes in accounting standards	5			5
Balance, January 1, 2025, as adjusted	17,942	2	2,490	16,464	(1,867)	(18)	871
Net income	808			761			47
Other comprehensive income	400				366		34
Dividends paid ($0.125 per share)	(91)			(26)			(65)
Purchase of subsidiary stock from noncontrolling interests	(34)		(3)		(1)		(30)
Purchases of Loews Corporation treasury stock	(633)					(633)
Stock-based compensation	(5)		(24)				19
Other	2		4	(1)			(1)
Balance, June 30, 2025	$18,389	$2	$2,467	$17,198	$(1,502)	$(651)	$875

Balance, January 1, 2026	$19,641	$2	$2,374	$17,377	$(1,067)	$—	$955
Net income	825			781			44
Other comprehensive loss	(117)				(108)		(9)
Dividends paid ($0.125 per share)	(92)			(26)			(66)
Purchase of subsidiary stock from noncontrolling interests	(36)		(2)				(34)
Purchases of Loews Corporation treasury stock	(179)					(179)
Stock-based compensation	(9)		(36)				27
Other	(1)		(1)
Balance, June 30, 2026	$20,032	$2	$2,335	$18,132	$(1,175)	$(179)	$917

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2026	2025
(In millions)

Operating Activities:

Net income	$825	$808
Adjustments to reconcile net income to net cash provided by operating activities, net	290	361
Changes in operating assets and liabilities, net:
Receivables	(594)	(673)
Deferred acquisition costs	(43)	(49)
Insurance reserves	1,442	1,414
Other assets	45	(146)
Other liabilities	(372)	8
Trading securities	(555)	19
Net cash flow provided by operating activities	1,038	1,742

Investing Activities:

Purchases of fixed maturities	(3,997)	(3,756)
Proceeds from sales of fixed maturities	1,573	1,497
Proceeds from maturities of fixed maturities	1,633	1,613
Purchases of equity securities	(322)	(296)
Proceeds from sales of equity securities	312	261
Purchases of limited partnership investments	(174)	(280)
Proceeds from sales of limited partnership investments	101	51
Purchases of property, plant and equipment	(462)	(232)
Acquisitions	(212)
Change in short-term investments	1,368	163
Other, net	53	(34)
Net cash flow used by investing activities	(127)	(1,013)

Financing Activities:

Dividends paid	(26)	(26)
Dividends paid to noncontrolling interests	(66)	(65)
Purchases of Loews Corporation treasury stock	(185)	(651)
Purchases of subsidiary stock from noncontrolling interests	(36)	(34)
Principal payments on debt	(1,051)	(3)
Issuance of debt	495
Other, net	(23)	(63)
Net cash flow used by financing activities	(892)	(842)

Effect of foreign exchange rate on cash	(6)	19

Net change in cash	13	(94)
Cash, beginning of period	495	541
Cash, end of period	$508	$447

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2026 and December 31, 2025, its results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025, in each case in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Operations. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2026 and 2025, there were 1.2 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares calculations because the effect would have been antidilutive.

Accounting Standards Pending Adoption - In November of 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures and expects to provide additional disaggregated disclosures related to certain expense categories.

2. Acquisitions

Boardwalk Pipelines

On April 30, 2026, Boardwalk Pipelines acquired Spire Marketing LLC (previously known as Spire Marketing Inc.) for $212 million. Spire Marketing LLC is engaged in the marketing of natural gas and related services throughout the U.S. The majority of its business is derived from the procurement and physical delivery of natural gas to a diverse customer base, including producers, pipelines, power generators, storage operators and large commercial and industrial customers. Concurrent with the closing, the name of the entity acquired was changed to Boardwalk Continuum Marketing, LLC (“Continuum”).

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with amounts exceeding the fair value recorded as goodwill. On April 30, 2026, Boardwalk Pipelines recorded $305 million of assets and $93 million of liabilities, which included $135 million of goodwill and $72 million of derivative assets. The purchase price allocation is preliminary and is expected to be finalized during 2026.

3. Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Fixed maturity securities	$552	$536	$1,095	$1,057
Limited partnership investments	99	81	154	137
Short-term investments	11	16	31	35
Equity securities (a)	41	27	37	33
Income from trading portfolio (a)	61	52	59	56
Other	26	28	53	54
Total investment income	790	740	1,429	1,372
Investment expenses	(29)	(26)	(55)	(50)
Net investment income	$761	$714	$1,374	$1,322
(a) Aggregate income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of June 30, 2026 and 2025	$22	$30	$(13)	$(10)

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Fixed maturity securities:
Gross gains	$19	$5	$25	$18
Gross losses	(27)	(53)	(47)	(75)
Investment losses on fixed maturity securities	(8)	(48)	(22)	(57)
Equity securities (a)	3	6	(1)	6
Short-term investments and other		(4)		(4)
Investment losses	$(5)	$(46)	$(23)	$(55)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of June 30, 2026 and 2025	$2	$6	$(3)	$4

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds		$4	$8	$11
Asset-backed	$3	5	6	5
Impairment losses recognized in earnings	$3	$9	$14	$16

There were no impairment losses recognized on mortgage loans during the three and six months ended June 30, 2026. There were $5 million of impairment losses recognized on mortgage loans during the three and six months ended June 30, 2025 due to changes in expected credit losses.

The following tables present a summary of fixed maturity securities:

June 30, 2026	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,722	$513	$964	$16	$25,255
States, municipalities and political subdivisions	9,257	305	727		8,835
Asset-backed:
Residential mortgage-backed	4,235	31	385		3,881
Commercial mortgage-backed	1,530	11	79	21	1,441
Other asset-backed	3,690	14	217	26	3,461
Total asset-backed	9,455	56	681	47	8,783
U.S. Treasury and obligations of government sponsored enterprises	242		3		239
Foreign government	722	8	21		709
Redeemable preferred stock	8				8
Fixed maturities available-for-sale	$45,406	$882	$2,396	$63	$43,829
Fixed maturities trading	291				291
Total fixed maturity securities	$45,697	$882	$2,396	$63	$44,120

December 31, 2025

Fixed maturity securities:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742		8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366		3,695
Commercial mortgage-backed	1,515	18	80	21	1,432
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,255	96	640	41	8,670
U.S. Treasury and obligations of government sponsored enterprises	236	1	3		234
Foreign government	764	7	20		751
Redeemable preferred stock	8				8
Fixed maturities available-for-sale	$44,617	$1,089	$2,286	$69	$43,351
Fixed maturities trading	633				633
Total fixed maturity securities	$45,250	$1,089	$2,286	$69	$43,984

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$5,910	$96	$7,533	$868	$13,443	$964
States, municipalities and political subdivisions	373	6	3,428	721	3,801	727
Asset-backed:
Residential mortgage-backed	601	10	1,837	375	2,438	385
Commercial mortgage-backed	167	3	785	76	952	79
Other asset-backed	647	10	1,341	207	1,988	217
Total asset-backed	1,415	23	3,963	658	5,378	681
U.S. Treasury and obligations of government-sponsored enterprises	167	2	14	1	181	3
Foreign government	210	3	223	18	433	21
Total fixed maturity securities	$8,075	$130	$15,161	$2,266	$23,236	$2,396

December 31, 2025

Fixed maturity securities:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total fixed maturity securities	$3,998	$79	$16,646	$2,207	$20,644	$2,286

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,198	$283	$1,980	$267
AAA	1,400	241	1,376	243
AA	4,127	630	3,827	623
A	5,854	477	5,025	440
BBB	8,741	670	7,758	639
Non-investment grade	916	95	678	74
Total	$23,236	$2,396	$20,644	$2,286

Based on current facts and circumstances, the unrealized losses presented in the June 30, 2026 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of June 30, 2026.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $477 million, $470 million and $451 million as of June 30, 2026, December 31, 2025 and June 30, 2025 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended June 30, 2026	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2026	$31	$44	$75
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	16		16

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		3	3
Total allowance for credit losses	$16	$47	$63

Three months ended June 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2025	$15	$32	$47
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3		3

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6		6

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	5	7
Total allowance for credit losses	$14	$37	$51

Six months ended June 30, 2026	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2026	$28	$41	$69
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3		3
Available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	16		16

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period		6	6
Total allowance for credit losses	$16	$47	$63

Six months ended June 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3		3

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6		6

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	4	5	9
Total allowance for credit losses	$14	$37	$51

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2026		December 31, 2025
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,424	$1,418	$1,392	$1,389
Due after one year through five years	11,048	10,836	11,318	11,214
Due after five years through ten years	13,387	12,999	13,440	13,187
Due after ten years	19,547	18,576	18,467	17,561
Total	$45,406	$43,829	$44,617	$43,351

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$38		$33	$15	$229	$315
LTV 55% to 65%		37		12	12		61
LTV greater than 65%						13	13
DSCR 1.2x - 1.6x
LTV less than 55%	$6		$68	47	4	89	214
LTV 55% to 65%		107	33	18	52	19	229
LTV greater than 65%	5	7			15		27
DSCR ≤1.2x
LTV less than 55%		37		22		21	80
LTV 55% to 65%					45		45
LTV greater than 65%					22	46	68
Total	$11	$226	$101	$132	$165	$417	$1,052

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of June 30, 2026, commitments to purchase or fund were approximately $1.9 billion and to sell were approximately $40 million under the terms of these investments.

4. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

June 30, 2026	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$243	$24,374	$1,594	$26,211
States, municipalities and political subdivisions		8,791	44	8,835
Asset-backed		7,840	943	8,783
Fixed maturities available-for-sale	243	41,005	2,581	43,829
Fixed maturities trading	289	2		291
Total fixed maturities	$532	$41,007	$2,581	$44,120

Equity securities	$793	$510	$30	$1,333
Short-term and other	5,396	32		5,428
Receivables		83		83
Other liabilities		(18)		(18)
Payable to brokers	(52)			(52)

December 31, 2025

Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions		8,386	45	8,431
Asset-backed		7,672	998	8,670
Fixed maturities available-for-sale	238	40,587	2,526	43,351
Fixed maturities trading	603	30		633
Total fixed maturities	$841	$40,617	$2,526	$43,984

Equity securities	$762	$497	$33	$1,292
Short-term and other	5,820	51		5,871
Payable to brokers	(43)			(43)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and 2025:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2026	Balance, Apr 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,514		$2	$101		$(23)			$1,594		$2
States, municipalities and political subdivisions	44								44
Asset-backed	955	$2	(5)	42		(26)		$(25)	943		(5)
Fixed maturities available-for-sale	$2,513	$2	$(3)	$143	$—	$(49)	$—	$(25)	$2,581	$—	$(3)

Equity securities	$32	$3			$(5)				$30

2025
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,351	$1	$16	$44		$(24)			$1,388		$16
States, municipalities and political subdivisions	44								44
Asset-backed	889	1	(4)	22		(22)			886		(4)
Fixed maturities available-for-sale	$2,284	$2	$12	$66	$—	$(46)	$—	$—	$2,318	$—	$12

Equity securities	$17				$(7)				$10	$(1)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at June 30
2026	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,483	$(3)	$(22)	$164		$(28)			$1,594		$(22)
States, municipalities and political subdivisions	45		(1)						44		(1)
Asset-backed	998	4	(21)	82		(46)		$(74)	943		(21)
Fixed maturities available-for-sale	$2,526	$1	$(44)	$246	$—	$(74)	$—	$(74)	$2,581	$—	$(44)

Equity securities	$33	$2			$(5)				$30	$(1)

2025

Fixed maturity securities:
Corporate bonds and other	$1,278	$1	$37	$99		$(42)	$15		$1,388		$37
States, municipalities and political subdivisions	42		2						44		2
Asset-backed	876	5	(3)	49		(41)			886		(3)
Fixed maturities available-for-sale	$2,196	$6	$36	$148	$—	$(83)	$15	$—	$2,318	$—	$36

Equity securities	$20	$1			$(7)	$(4)			$10	$(1)

Net investment gains and losses are reported in Net income as follows:

Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

June 30, 2026	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$2,068	Discounted cash flow	Credit spread	1%	—	11%	(2%)

December 31, 2025

Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1%	—	11%	(2%)

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

	Carrying Amount	Estimated Fair Value
June 30, 2026		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,037			$1,020	$1,020

Liabilities:
Short-term debt	22			22	22
Long-term debt	8,914		$7,818	972	8,790

December 31, 2025

Assets:
Other invested assets, primarily mortgage loans	$1,079			$1,072	$1,072

Liabilities:
Short-term debt	1,051		$1,051	2	1,053
Long-term debt	8,435		7,431	995	8,426

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe-related reinstatement premiums represent additional consideration paid under certain reinsurance agreements to reinstate coverage limits that have been exhausted as a result of losses. Catastrophe losses, net of reinsurance, of $60 million and $62 million were recorded for the three months ended June 30, 2026 and 2025 and $148 million and $159 million were recorded for the six months ended June 30, 2026 and 2025, driven by severe weather related events. There were $9 million of catastrophe-related reinsurance reinstatement premiums recorded for the six months ended June 30, 2026. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended June 30, 2026 and 2025 or the six months ended June 30, 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Six Months Ended June 30	2026	2025
(In millions)

Reserves, beginning of year:
Gross	$26,599	$24,976
Ceded	5,982	5,713
Net reserves, beginning of year	20,617	19,263

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,534	3,309
Increase (decrease) in provision for insured events of prior years	192	189
Amortization of discount	19	20
Total net incurred (a)	3,745	3,518

Net payments attributable to:
Current year events	(345)	(316)
Prior year events	(2,499)	(2,391)
Total net payments	(2,844)	(2,707)

Foreign currency translation adjustment and other	(70)	199

Net reserves, end of period	21,448	20,273
Ceded reserves, end of period	6,042	5,930
Gross reserves, end of period	$27,490	$26,203

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year loss reserve development of $6 million and $4 million for the three months ended June 30, 2026 and 2025 and unfavorable net prior year loss reserve development of $94 million and $57 million for the six months ended June 30, 2026 and 2025 were recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). Unfavorable net prior year loss reserve development of $97 million and $112 million for the three months ended June 30, 2026 and 2025 and $97 million and $134 million for the six months ended June 30, 2026 and 2025 were recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”).

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Other professional liability and management liability	$25	$18	$70	$18
Surety	(26)	(22)	(26)	(22)
Warranty				10
Commercial auto				50
General liability	56	62	111	62
Workers’ compensation	(32)	(66)	(32)	(65)
Other property and casualty operations	(29)	4	(29)	4
Total property & casualty operations	(6)	(4)	94	57
Other insurance operations	97	112	97	134
Total pretax unfavorable development	$91	$108	$191	$191

Three Months

2026

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency across multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity and frequency in multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Favorable development in other property and casualty operations was due to favorable emergence in multiple accident years.

Following the second quarter annual review of other insurance operations reserves, including legacy mass tort exposures, unfavorable development was recorded largely associated with legacy mass tort abuse claim activity and the ongoing effects of social inflation.

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

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claim activity, the ongoing effects of social inflation and an agreement with the Diocese of Rochester.

Six Months

2026

Unfavorable development in other professional and management liability was primarily due to higher than expected claim severity and frequency across multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity and frequency in multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Favorable development in other property and casualty operations was due to favorable emergence in multiple accident years.

Unfavorable development in other insurance operations was driven by the second quarter 2026 changes discussed above.

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

Unfavorable development in other insurance operations was driven by the second quarter 2025 changes discussed above.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $24 million and $8 million for the three months ended June 30, 2026 and 2025 and $46 million and $25 million for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the cumulative amounts ceded under the LPT were $3.9 billion. The unrecognized deferred retroactive reinsurance benefit was $424 million and $470 million as of June 30, 2026 and December 31, 2025 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $1.8 billion as of June 30, 2026. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The following table summarizes balances and changes in the LFPB:

	2026	2025
(In millions)

Present value of future net premiums
Balance, January 1	$3,363	$3,425
Effect of changes in discount rate	(71)	(7)
Balance, January 1, at original locked in discount rate	3,292	3,418
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	(8)	(1)
Adjusted balance, January 1	3,284	3,417
Interest accrual	84	88
Net premiums: earned during period	(199)	(203)
Balance, end of period at original locked in discount rate	3,169	3,302
Effect of changes in discount rate	14	50
Balance, June 30	$3,183	$3,352

Present value of future benefits & expenses
Balance, January 1	$16,811	$16,583
Effect of changes in discount rate	173	440
Balance, January 1, at original locked in discount rate	16,984	17,023
Effect of changes in cash flow assumptions (a)
Effect of actual variances from expected experience (a)	36	22
Adjusted balance, January 1	17,020	17,045
Interest accrual	454	458
Benefit & expense payments	(573)	(574)
Balance, end of period at original locked in discount rate	16,901	16,929
Effect of changes in discount rate	(456)	(248)
Balance, June 30	$16,445	$16,681

Net LFPB, June 30	$13,262	$13,329

(a)
As of June 30, 2026 and 2025, the re-measurement loss of $44 million and $23 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the long-term care business recognized on the Consolidated Condensed Statement of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Earned premiums	$103	$106	$206	$212
Interest accretion	185	185	370	370

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	June 30,
	2026	2025
(In millions)

Expected future benefit and expense payments	$30,814	$31,141
Expected future gross premiums	4,713	4,971

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.3 billion and $3.5 billion as of June 30, 2026 and 2025.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of June 30, 2026 and 2025.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	June 30,		December 31,
	2026	2025	2025

Original locked in discount rate	5.14%	5.18%	5.16%
Upper-medium grade fixed income instrument discount rate	5.48	5.39	5.32

For the three and six months ended June 30, 2026, immediate charges to net income resulting from adverse development in certain cohorts where the net premium ratio (“NPR”) exceeded 100% were $26 million and $49 million. For the three and six months ended June 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $14 million and $28 million.

For the three and six months ended June 30, 2026, favorable reversals through net income of loss recognized in prior periods for cohorts with NPRs exceeding 100% were $5 million and $13 million. For the three and six months ended June 30, 2025, favorable reversals through net income of loss recognized in prior periods for cohorts with NPRs exceeding 100% were $5 million and $11 million.

7. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended June 30, 2025 and 2026:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2025	$(15)	$(1,463)	$219	$6	$(223)	$(209)	$(1,685)
Other comprehensive income (loss) before reclassifications, after tax of $2, $(12), $0, $1, $0 and $0	(5)	44	(3)	(3)		130	163
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(10), $0, $0, $(1) and $0	6	30			1		37
Other comprehensive income (loss)	1	74	(3)	(3)	1	130	200
Amounts attributable to noncontrolling interests	(1)	(6)	1			(11)	(17)
Balance, June 30, 2025	$(15)	$(1,395)	$217	$3	$(222)	$(90)	$(1,502)

Balance, April 1, 2026	$(21)	$(1,298)	$373	$3	$(211)	$(144)	$(1,298)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(50), $9, $(2), $1 and $0	(3)	186	(34)	2	(2)	(22)	127
Reclassification of losses from accumulated other comprehensive loss, after tax of $(1), $(1), $0, $0, $(1) and $0	2	4			1		7
Other comprehensive income (loss)	(1)	190	(34)	2	(1)	(22)	134
Amounts attributable to noncontrolling interests	(1)	(15)	2			3	(11)
Balance, June 30, 2026	$(23)	$(1,123)	$341	$5	$(212)	$(163)	$(1,175)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2025	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)
Other comprehensive income (loss) before reclassifications, after tax of $3, $(85), $31, $3, $0 and $0	(10)	320	(117)	(6)	(1)	167	353
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(11), $0, $0, $(1) and $0	8	36			3		47
Other comprehensive income (loss)	(2)	356	(117)	(6)	2	167	400
Amounts attributable to noncontrolling interests		(30)	10			(14)	(34)
Other		(1)					(1)
Balance, June 30, 2025	$(15)	$(1,395)	$217	$3	$(222)	$(90)	$(1,502)

Balance, January 1, 2026	$(15)	$(907)	$176	$2	$(212)	$(111)	$(1,067)
Other comprehensive income (loss) before reclassifications, after tax of $4, $67, $(48), $(2), $1 and $0	(15)	(245)	180	3	(3)	(57)	(137)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(3), $0, $0, $(1) and $0	7	10			3		20
Other comprehensive income (loss)	(8)	(235)	180	3	—	(57)	(117)
Amounts attributable to noncontrolling interests		19	(15)			5	9
Balance, June 30, 2026	$(23)	$(1,123)	$341	$5	$(212)	$(163)	$(1,175)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation repurchased 1.4 million and 2.9 million shares of its common stock at aggregate costs of $148 million and $253 million during the three months ended June 30, 2026 and 2025 and repurchased 1.7 million and 7.4 million shares of its common stock at aggregate costs of $179 million and $633 million during the six months ended June 30, 2026 and 2025.

Stock Issuances

Loews Corporation issued 0.1 million shares of its common stock to settle stock-based compensation awards during the six months ended June 30, 2026 and 2025.

8. Debt

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Non-insurance warranty – CNA Financial	$367	$398	$741	$795

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$562	$523	$1,174	$1,132
Lodging and related services – Loews Hotels & Co	266	246	512	483
Total revenues from contracts with customers	828	769	1,686	1,615
Other revenues	26	26	55	52
Operating revenues and other	$854	$795	$1,741	$1,667

Receivables from contracts with customers – As of June 30, 2026 and December 31, 2025, receivables from contracts with customers were approximately $246 million and $252 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of June 30, 2026 and December 31, 2025, deferred revenue resulting from contracts with customers was approximately $3.9 billion and $4.2 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $654 million and $681 million of revenues recognized during the six months ended June 30, 2026 and 2025 were included in deferred revenue as of December 31, 2025 and 2024.

Performance obligations – As of June 30, 2026, approximately $23.5 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA.

Included in the balance are $9.4 billion of revenues that are anticipated under executed precedent or long-term firm transportation agreements associated with Boardwalk Pipelines’ growth projects. Approximately $1.6 billion is expected to be recognized during the remaining six months of 2026, $2.6 billion in 2027 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

10. Benefit Plans

Several non-contributory defined benefit plans and postretirement benefit plans cover eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Service cost	$1		$1	$1
Interest cost	11	$11	22	22
Expected return on plan assets	(17)	(15)	(31)	(30)
Amortization of unrecognized net loss	1	2	3	4
Settlements		1		1
Net periodic benefit	$(4)	$(1)	$(5)	$(2)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)		(2)	(1)
Amortization of unrecognized prior service cost	1		1
Net periodic benefit	$—	$—	$—	$—

CNA sponsors a noncontributory defined benefit pension plan, the CNA Retirement Plan (the “Plan”), covering certain eligible employees. The Plan has been closed to new entrants since 2000. In the first quarter of 2026, a subsidiary of CNA, as sponsor of the Plan, approved the decision to pursue termination of the Plan, effective June 30, 2026. The Plan will continue to be reflected in the consolidated condensed financial statements until the termination process, including the settlement or transfer of remaining benefit obligations, has been completed, which CNA currently anticipates will be in 2028.

11. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo and other plaintiffs filed a putative class action against Loews Hotels Holding Corporation and other defendants in the United States District Court for the Western District of Washington asserting antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed a motion to dismiss the complaint in Portillo on May 17, 2024. On August 29, 2025, the court granted the defendants’ motion to dismiss in Portillo and granted plaintiffs leave to amend their complaint. On October 3, 2025, plaintiffs in Portillo filed an amended class action complaint, which defendants jointly moved to dismiss on November 3, 2025. The court has not ruled on the motion to dismiss the amended complaint in Portillo. On March 1, 2024, Ryan Segal filed a putative class action against Loews Hotels Holding Corporation and other defendants in the United States District Court for the Northern District of Illinois

asserting antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed a motion to dismiss the complaint in Segal on June 24, 2024. On March 31, 2025, the court granted the defendants’ motion to dismiss in Segal, and granted plaintiff leave to amend the complaint. On April 28, 2025, Segal filed a third amended complaint, which defendants jointly moved to dismiss on June 12, 2025. On March 31, 2026, the court granted defendants’ motion to dismiss the third amended complaint in Segal with prejudice and entered judgment. On April 29, 2026, Segal filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit of the district court’s March 31, 2026 order granting defendants’ motion to dismiss the third amended complaint. On July 8, 2026, Segal filed an opening appellate brief in the Seventh Circuit.

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

On October 21, 2024, the Plaintiffs appealed the Trial Court’s ruling on the remanded issues to the Supreme Court. Briefing on this appeal was completed in March 2025 and a hearing on this appeal occurred in June 2025. On December 10, 2025, the Supreme Court affirmed in part and reversed in part the Trial Court’s ruling. In its decision the Supreme Court found that the General Partner had breached the Limited Partnership Agreement in its exercise of the Purchase Right. In its 2022 decision, the Supreme Court had previously determined that the General Partner was exculpated from damages. The remaining claims that have been remanded by the Supreme Court to the Trial Court for further proceedings are tortious interference and unjust enrichment claims related to the exercise of the Purchase Right against the non-General Partner defendants. Briefing by the parties at the Trial Court on the remanded issues was completed in June 2026 and a hearing on the remanded issues at the Trial Court was held in July 2026.

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

Other Litigation

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any other pending litigation, or of the Loews Hotels & Co matters described above, will materially affect the Company’s results of operations or equity.

12. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2026, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Boardwalk Pipelines

Boardwalk Pipelines’ future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of June 30, 2026, the commitments totaled approximately $626 million, which are expected to be settled through 2028.

Loews Hotels & Co

Loews Hotels & Co has a completion guarantee related to a hotel property under development. The hotel, which is expected to open in 2029, will require approximately $350 million to complete as of June 30, 2026.

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

Statements of Operations by segment are presented in the following tables.

Three Months Ended June 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,759			$(2)	$2,757
Net investment income	701	$2	$3	55	761
Investment losses	(5)				(5)
Non-insurance warranty revenue	367				367
Operating revenues and other	7	574	273		854
Total	3,829	576	276	53	4,734

Expenses:

Insurance claims and policyholders’ benefits (a)	2,169				2,169
Amortization of deferred acquisition costs	481				481
Non-insurance warranty expense	356				356
Operating expenses and other (b)	385	407	233	15	1,040
Equity method (income) loss			(41)	14	(27)
Interest	33	36	15	19	103
Total	3,424	443	207	48	4,122
Income before income tax	405	133	69	5	612
Income tax expense	(84)	(33)	(21)	(3)	(141)
Net income	321	100	48	2	471
Amounts attributable to noncontrolling interests	(27)				(27)
Net income attributable to Loews Corporation	$294	$100	$48	$2	$444

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $60 million and unfavorable net prior year loss reserve development of $91 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended June 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$343				$343
Operating expenses		$196	$155		351
Depreciation and amortization		112	27		139
Other (c)	42	99	51	$15	207
Operating expenses and other	$385	$407	$233	$15	$1,040

(c)	Other expenses for each reportable segment include:
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
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Six Months Ended June 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,460			$(4)	$5,456
Net investment income	1,311	$7	$6	50	1,374
Investment losses	(23)				(23)
Non-insurance warranty revenue	741				741
Operating revenues and other	17	1,200	524		1,741
Total	7,506	1,207	530	46	9,289

Expenses:

Insurance claims and policyholders’ benefits (a)	4,344				4,344
Amortization of deferred acquisition costs	957				957
Non-insurance warranty expense	712				712
Operating expenses and other (b)	755	784	479	31	2,049
Equity method (income) loss			(85)	21	(64)
Interest	66	79	30	41	216
Total	6,834	863	424	93	8,214
Income (loss) before income tax	672	344	106	(47)	1,075
Income tax (expense) benefit	(140)	(85)	(32)	7	(250)
Net income (loss)	532	259	74	(40)	825
Amounts attributable to noncontrolling interests	(44)				(44)
Net income (loss) attributable to Loews Corporation	$488	$259	$74	$(40)	$781

June 30, 2026

Total assets	$69,827	$10,369	$2,585	$4,447	$87,228

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $148 million and unfavorable net prior year loss reserve development of $191 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Six Months Ended June 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$675				$675
Operating expenses		$372	$308		680
Depreciation and amortization		223	53	$1	277
Other (c)	80	189	118	30	417
Operating expenses and other	$755	$784	$479	$31	$2,049

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Six Months Ended June 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,320				$5,320
Net investment income	1,266	$4	$5	$47	1,322
Investment losses	(55)				(55)
Non-insurance warranty revenue	795				795
Operating revenues and other	18	1,155	494		1,667
Total	7,344	1,159	499	47	9,049

Expenses:

Insurance claims and policyholders’ benefits (a)	4,112				4,112
Amortization of deferred acquisition costs	940				940
Non-insurance warranty expense	769				769
Operating expenses and other (b)	731	761	457	31	1,980
Equity method (income) loss			(35)	18	(17)
Interest	63	79	34	36	212
Total	6,615	840	456	85	7,996
Income (loss) before income tax	729	319	43	(38)	1,053
Income tax (expense) benefit	(156)	(79)	(15)	5	(245)
Net income (loss)	573	240	28	(33)	808
Amounts attributable to noncontrolling interests	(47)				(47)
Net income (loss) attributable to Loews Corporation	$526	$240	$28	$(33)	$761

June 30, 2025

Total assets	$68,891	$10,048	$2,477	$3,252	$84,668

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions, except per share data)

CNA Financial	$294	$274	$488	$526
Boardwalk Pipelines	100	88	259	240
Loews Hotels & Co	48	28	74	28
Corporate	2	1	(40)	(33)
Net income attributable to Loews Corporation	$444	$391	$781	$761

Basic and diluted net income per share	$2.16	$1.87	$3.79	$3.61

Net income attributable to Loews Corporation for the three months ended June 30, 2026 was $444 million, or $2.16 per share, compared to net income of $391 million, or $1.87 per share in the comparable 2025 period. Net income attributable to Loews Corporation for the six months ended June 30, 2026 was $781 million, or $3.79 per share, compared to net income of $761 million, or $3.61 per share in the comparable 2025 period.

The increase in net income attributable to Loews Corporation for the three months ended June 30, 2026 as compared to the comparable 2025 period was primarily driven by higher net income at CNA, Loews Hotels & Co and Boardwalk Pipelines. The increase at CNA is primarily due to higher net investment income and lower investment losses, partially offset by lower underlying underwriting results. The increase at Loews Hotels & Co is primarily due to higher overall average daily rates and occupied room nights across most of its portfolio. The increase at Boardwalk Pipelines is primarily due to higher contracting rates on gas transportation and higher product sales, partially offset by higher operating expenses. Corporate net income for the three months ended June 30, 2026 was essentially unchanged compared with the comparable 2025 period.

The increase in net income attributable to Loews Corporation for the six months ended June 30, 2026 as compared to the comparable 2025 period was primarily driven by higher net income at Loews Hotels & Co and Boardwalk Pipelines, partially offset by lower net income at CNA and lower results at Corporate. The increase at Loews Hotels & Co is primarily due to higher equity income from joint ventures, driven by growth in the overall average daily rate and an increase in the number of occupied room nights at Universal Orlando Resort properties. The increase at Boardwalk Pipelines is primarily due to an increase in gas transportation revenues from higher contracting rates and higher utilization-based and growth project revenues, as well as higher storage and parking and lending revenues, partially offset by higher operating expenses. The decrease at CNA is primarily due to lower underlying underwriting results, partially offset by higher net investment income and lower investment losses. Corporate results decreased primarily due to higher interest expense related to a recent debt refinancing.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2026 and 2025 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Insurance premiums	$2,759	$2,694	$5,460	$5,320
Net investment income	701	662	1,311	1,266
Investment losses	(5)	(46)	(23)	(55)
Non-insurance warranty revenue	367	398	741	795
Other revenues	7	9	17	18
Total	3,829	3,717	7,506	7,344
Expenses:
Insurance claims and policyholders’ benefits	2,169	2,085	4,344	4,112
Amortization of deferred acquisition costs	481	469	957	940
Non-insurance warranty expense	356	384	712	769
Other operating expenses	385	368	755	731
Interest	33	31	66	63
Total	3,424	3,337	6,834	6,615
Income before income tax	405	380	672	729
Income tax expense	(84)	(81)	(140)	(156)
Net income	321	299	532	573
Amounts attributable to noncontrolling interests	(27)	(25)	(44)	(47)
Net income attributable to Loews Corporation	$294	$274	$488	$526

Three Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation increased $20 million for the three months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to higher net investment income and lower investment losses, partially offset by lower underlying underwriting results.

Six Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation decreased $38 million for the six months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to lower underlying underwriting results partially offset by higher net investment income and lower investment losses.

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

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe-related reinstatement premiums, catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and include the effects of interest accretion and change in allowance for uncollectible reinsurance. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate CNA’s underwriting performance since they remove the impact of catastrophes which are unpredictable as to timing and amount, and development-related items as they are not indicative of current year underwriting performance.

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of any related acquisition expenses. Further information on CNA’s reserves is provided in Notes 5 and 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

The following tables present reconciliations of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain for the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$144	$213	$33	$390	$(96)	$294
Investment (gains) losses		(1)	1	—	3	3
Noncontrolling interests	13	20	3	36	(9)	27
Core income (loss)	$157	$232	$37	$426	$(102)	$324
Less:
Net investment income	171	246	44	461
Non-insurance warranty revenue	11			11
Other expense, including interest expense	(15)	(3)		(18)
Income tax expense on core income	(42)	(61)	(17)	(120)
Underwriting gain	32	50	10	92
Catastrophe losses		53	7	60
Effect of unfavorable development-related items		1		1
Underlying underwriting gain	$32	$104	$17	$153

Three Months Ended June 30, 2025

Net income (loss) attributable to Loews Corporation	$151	$182	$49	$382	$(108)	$274
Investment losses	12	19		31	5	36
Noncontrolling interests	14	17	4	35	(10)	25
Core income (loss)	$177	$218	$53	$448	$(113)	$335
Less:
Net investment income	170	206	38	414
Non-insurance warranty revenue	14			14
Other revenue (expense), including interest expense	(11)	(5)	10	(6)
Income tax expense on core income	(49)	(57)	(18)	(124)
Underwriting gain	53	74	23	150
Catastrophe losses		57	5	62
Effect of unfavorable development-related items		1		1
Underlying underwriting gain	$53	$132	$28	$213

Six Months Ended June 30, 2026	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$231	$310	$66	$607	$(119)	$488
Investment losses	4	6	2	12	5	17
Noncontrolling interests	21	28	6	55	(11)	44
Core income (loss)	$256	$344	$74	$674	$(125)	$549
Less:
Net investment income	313	436	87	836
Non-insurance warranty revenue	29			29
Other expense, including interest expense	(26)	(5)	(2)	(33)
Income tax expense on core income	(68)	(88)	(35)	(191)
Underwriting gain	8	1	24	33
Catastrophe-related reinstatement premiums		9		9
Catastrophe losses		137	11	148
Effect of unfavorable development-related items	50	57		107
Underlying underwriting gain	$58	$204	$35	$297

Six Months Ended June 30, 2025

Net income (loss) attributable to Loews Corporation	$288	$297	$84	$669	$(143)	$526
Investment (gains) losses	13	19	(1)	31	12	43
Noncontrolling interests	26	26	7	59	(12)	47
Core income (loss)	$327	$342	$90	$759	$(143)	$616
Less:
Net investment income	321	383	72	776
Non-insurance warranty revenue	26			26
Other revenue (expense), including interest expense	(25)	(7)	11	(21)
Income tax expense on core income	(90)	(91)	(31)	(212)
Underwriting gain	95	57	38	190
Catastrophe losses		143	16	159
Effect of unfavorable development-related items	10	53		63
Underlying underwriting gain	$105	$253	$54	$412

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provide the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the three and six months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$937	$1,643	$385	$2,965
Net earned premiums	878	1,441	337	2,656
Underwriting gain	32	50	10	92
Net investment income	171	246	44	461
Core income	157	232	37	426

Other performance metrics:
Loss ratio	62.8%	69.5%	62.0%	66.4%
Expense ratio	33.3	26.6	34.9	29.7
Dividend ratio	0.4	0.4		0.4
Combined ratio	96.5%	96.5%	96.9%	96.5%
Less: Effect of catastrophe impacts		3.7	2.2	2.3
Underlying combined ratio	96.5%	92.8%	94.7%	94.2%
Underlying loss ratio	62.8%	65.8%	59.8%	64.1%

Rate	4%		(5)%
Renewal premium change	4	2%	(2)	2%
Retention	85	81	87	83
New business	$175	$446	$97	$718

Three Months Ended June 30, 2025

Net written premiums	$892	$1,563	$391	$2,846
Net earned premiums	862	1,402	324	2,588
Underwriting gain	53	74	23	150
Net investment income	170	206	38	414
Core income	177	218	53	448

Other performance metrics:
Loss ratio	60.1%	67.1%	59.9%	63.9%
Expense ratio	33.2	27.2	32.9	29.8
Dividend ratio	0.3	0.5		0.4
Combined ratio	93.6%	94.8%	92.8%	94.1%
Less: Effect of catastrophe impacts		4.2	1.4	2.4
Underlying combined ratio	93.6%	90.6%	91.4%	91.7%
Underlying loss ratio	60.1%	62.9%	58.5%	61.5%

Rate	3%	5%	(4)%	3%
Renewal premium change	4	6	(1)	5
Retention	86	81	86	83
New business	$122	$420	$103	$645

Six Months Ended June 30, 2026	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$1,771	$3,123	$693	$5,587
Net earned premiums	1,730	2,853	671	5,254
Underwriting gain	8	1	24	33
Net investment income	313	436	87	836
Core income	256	344	74	674

Other performance metrics:
Loss ratio	65.7%	72.8%	61.5%	69.0%
Expense ratio	33.4	26.6	34.9	30.0
Dividend ratio	0.4	0.5		0.4
Combined ratio	99.5%	99.9%	96.4%	99.4%
Less: Effect of catastrophe impacts		5.1	1.7	2.9
Less: Effect of unfavorable development-related items	2.9	1.9		2.0
Underlying combined ratio	96.6%	92.9%	94.7%	94.5%
Underlying loss ratio	62.8%	65.8%	59.8%	64.1%

Rate	4%	1%	(5)%	1%
Renewal premium change	4	3	(2)	2
Retention	85	81	86	83
New business	$302	$815	$182	$1,299

Six Months Ended June 30, 2025

Net written premiums	$1,734	$3,061	$657	$5,452
Net earned premiums	1,692	2,782	634	5,108
Underwriting gain	95	57	38	190
Net investment income	321	383	72	776
Core income	327	342	90	759

Other performance metrics:
Loss ratio	60.7%	70.0%	61.0%	65.8%
Expense ratio	33.3	27.4	33.0	30.1
Dividend ratio	0.3	0.5		0.4
Combined ratio	94.3%	97.9%	94.0%	96.3%
Less: Effect of catastrophe impacts		5.2	2.5	3.1
Less: Effect of unfavorable development-related items	0.6	1.9		1.2
Underlying combined ratio	93.7%	90.8%	91.5%	92.0%
Underlying loss ratio	60.1%	62.9%	58.5%	61.5%

Rate	3%	6%	(3)%	4%
Renewal premium change	4	7		5
Retention	88	83	85	84
New business	$234	$790	$186	$1,210

Three Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Net written premiums for Specialty increased $45 million for the three months ended June 30, 2026 as compared with the comparable 2025 period driven by higher new business and rate. The increase in net earned premiums for the three months ended June 30, 2026 was consistent with the trend in net written premiums for Specialty.

Net written premiums for Commercial increased $80 million for the three months ended June 30, 2026 as compared with the comparable 2025 period driven by favorable renewal premium change and higher new business. The increase in net earned premiums for the three months ended June 30, 2026 was consistent with the trend in net written premiums for Commercial.

Net written premiums for International decreased $6 million for the three months ended June 30, 2026 as compared with the comparable 2025 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $11 million for the three months ended June 30, 2026 as compared with the comparable 2025 period driven by lower rate and timing of reinsurance costs, partially offset by higher retention. The increase in net earned premiums for the three months ended June 30, 2026 was consistent with the trend in net written premiums in recent quarters for International.

Core income for Property & Casualty Operations decreased $22 million for the three months ended June 30, 2026 as compared with the comparable 2025 period primarily driven by lower underlying underwriting results, partially offset by higher net investment income.

Catastrophe losses for Property & Casualty Operations were $60 million and $62 million for the three months ended June 30, 2026 and 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended June 30, 2026 or 2025. For the three months ended June 30, 2026 and 2025, Specialty had no catastrophe losses, Commercial had catastrophe losses of $53 million and $57 million and International had catastrophe losses of $7 million and $5 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $6 million and $4 million was recorded for the three months ended June 30, 2026 and 2025. For the three months ended June 30, 2026 and 2025, Specialty recorded favorable net prior year loss reserve development of $1 million and no net prior year loss reserve development, Commercial recorded favorable net prior year loss reserve development of $5 million and $4 million and International recorded no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 2.9 points for the three months ended June 30, 2026 as compared with the comparable 2025 period primarily due to a 2.7 point increase in the loss ratio. The increase in the loss ratio reflected a higher underlying loss ratio across various lines. The expense ratio was generally consistent with the comparable 2025 period.

Commercial’s combined ratio increased 1.7 points for the three months ended June 30, 2026 as compared with the comparable 2025 period primarily due to a 2.4 point increase in the loss ratio partially offset by a 0.6 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by a higher underlying loss ratio in excess casualty and workers’ compensation. The improvement in the expense ratio was primarily driven by a lower acquisition ratio. Catastrophe losses were 3.7 points of the loss ratio for the three months ended June 30, 2026 as compared with 4.2 points of the loss ratio for the comparable 2025 period.

International’s combined ratio increased 4.1 points for the three months ended June 30, 2026 as compared with the comparable 2025 period due to a 2.1 point increase in the loss ratio and a 2.0 point increase in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio across most lines and higher catastrophe losses, which were 2.2 points of the loss ratio for the three months ended June 30, 2026 as compared with 1.4 points of the loss ratio for the comparable 2025 period. The increase in the expense ratio was primarily driven by continued investments in talent and technology and higher acquisition costs, partially offset by higher net earned premiums.

Six Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Net written premiums for Specialty increased $37 million for the six months ended June 30, 2026 as compared with the comparable 2025 period driven by higher new business and rate partially offset by lower retention. The increase in net earned premiums for the six months ended June 30, 2026 was consistent with the trend in net written premiums for Specialty.

Net written premiums for Commercial increased $62 million for the six months ended June 30, 2026 as compared with the comparable 2025 period driven by rate and higher new business. The increase in net earned premiums for the six months ended June 30, 2026 was consistent with the trend in net written premiums for Commercial.

Net written premiums for International increased $36 million for the six months ended June 30, 2026 as compared with the comparable 2025 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $8 million for the six months ended June 30, 2026 as compared with the comparable 2025 period driven by higher retention, partially offset by lower rate. The increase in net earned premiums for the six months ended June 30, 2026 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations decreased $85 million for the six months ended June 30, 2026 as compared with the comparable 2025 period primarily driven by lower underlying underwriting results and unfavorable net prior year loss reserve development partially offset by higher net investment income.

Catastrophe losses for Property & Casualty Operations were $148 million and catastrophe-related reinsurance reinstatement premiums were $9 million for the six months ended June 30, 2026 driven by severe weather related events. Catastrophe losses were $159 million for the six months ended June 30, 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, Specialty had no catastrophe losses, Commercial had catastrophe losses of $137 million and $143 million and International had catastrophe losses of $11 million and $16 million. The six months ended June 30, 2026 also includes $9 million of catastrophe-related reinsurance reinstatement premiums for Commercial.

Unfavorable net prior year loss reserve development for Property & Casualty Operations of $94 million and $57 million was recorded for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, Specialty recorded unfavorable net prior year loss reserve development of $44 million and $10 million, Commercial recorded unfavorable net prior year loss reserve development of $50 million and $47 million and International recorded no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 5.2 points for the six months ended June 30, 2026 as compared with the comparable 2025 period primarily due to a 5.0 point increase in the loss ratio. The increase in the loss ratio reflected both a higher underlying loss ratio across various lines and higher unfavorable net prior year loss reserve development. The expense ratio was generally consistent with the comparable 2025 period.

Commercial’s combined ratio increased 2.0 points for the six months ended June 30, 2026 as compared with the comparable 2025 period due to a 2.8 point increase in the loss ratio partially offset by a 0.8 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by a higher underlying loss ratio in excess casualty and workers’ compensation. The improvement in the expense ratio was primarily driven by a lower acquisition ratio. The effect of catastrophe impacts on the loss ratio was 5.1 points for the six months ended June 30, 2026 as compared with 5.2 points for the comparable 2025 period.

International’s combined ratio increased 2.4 points for the six months ended June 30, 2026 as compared with the comparable 2025 period due to a 1.9 point increase in the expense ratio and a 0.5 point increase in the loss ratio. The increase in the expense ratio was primarily driven by continued investments in talent and technology and higher acquisition costs, partially offset by higher net earned premiums. The increase in the loss ratio was due to an increase in the underlying loss ratio across most lines partially offset by lower catastrophe losses, which were 1.7 points of the loss ratio for the six months ended June 30, 2026 as compared with 2.5 points of the loss ratio for the comparable 2025 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Net earned premiums	$103	$106	$206	$212
Net investment income	240	248	475	490
Core loss	(102)	(113)	(125)	(143)

Three Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Core results for Other Insurance Operations improved $11 million for the three months ended June 30, 2026 as compared with the comparable 2025 period. The current quarter includes a $77 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves as compared with an $88 million after-tax charge in 2025. The current quarter also includes an increase of $13 million after-tax associated with the amortization of the deferred gain related to the asbestos and environmental pollution (“A&EP”) loss portfolio transfer (“LPT”) as compared with the comparable 2025 period. Further information on the net prior year loss reserve development and the A&EP LPT is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. These improvements were partially offset by lower net investment income for the three months ended June 30, 2026 as compared with the comparable 2025 period.

Six Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Core results for Other Insurance Operations improved $18 million for the six months ended June 30, 2026 as compared with the comparable 2025 period. The current period includes a $77 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves as compared with a $106 million after-tax charge in 2025. The current period also includes an increase of $17 million after-tax associated with the amortization of the deferred gain related to the A&EP LPT as compared with the comparable 2025 period. Further information on the net prior year loss reserve development and the A&EP LPT is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. These improvements were partially offset by lower net investment income for the six months ended June 30, 2026 as compared with the comparable 2025 period.

Boardwalk Pipelines

Current Growth Projects

Boardwalk Pipelines regularly reviews opportunities to expand its existing facilities and footprint to meet growing demand for transportation and storage services. The recent growth of liquefied natural gas export and power generation demand has led to the announcement of additional growth projects for Boardwalk Pipelines. Through the date of this filing, Boardwalk Pipelines has growth projects for which it has executed precedent or long-term firm transportation agreements that are expected to increase capacity on its pipeline systems by an aggregate of 4.5 billion cubic feet per day (“Bcf/d”) and its storage working gas capacity by 10 Bcf at an expected aggregate cost of approximately $3.4 billion and are scheduled to be completed through 2030. Through June 30, 2026, Boardwalk Pipelines has spent $381 million on these growth projects. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits and are subject to construction risk.

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

Boardwalk Pipelines’ more significant growth projects are listed below:

	Expected in-service date	Expected incremental capacity added to system (Bcf/d)
Eunice - Iowa (a)	September 2026	0.1
Carnation Project (b)	Fourth quarter 2027	0.2
Northeast Texas Power Plant Project (c)	Fourth quarter 2027	0.3
Kosciusko Junction Project (c)	First half 2028	1.2
Ohio Power Plant Project (c)	First half 2028	0.3
Southeast Compression for Utility Reliability Expansion Project (c)	First half 2028	0.3
Parks Line Upgrade and Sorrento Station Project (a)	First half 2028	0.2
Texas Gateway Project (c)	Second half 2029	1.8
Petal Gas Storage Expansion (d)	Second half 2030	(d)

(a)	These projects have received approval from the Federal Energy Regulatory Commission (“FERC”) and construction has commenced.
(b)	This project remains subject to FERC approval and receipt of environmental permits and authorizations.
(c)	These projects remain subject to FERC approval, acquisition of land rights and receipt of environmental permits and authorizations.
(d)	This project remains subject to FERC approval and is expected to add 10 Bcf of storage working gas capacity.

Refer to Current Growth Projects in Part I, Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of Boardwalk Pipelines’ significant growth projects. Boardwalk Pipelines’ growth projects include $9.4 billion of estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

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

Results of Operations

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids, olefins and other hydrocarbons industry, providing transportation and storage for those commodities. Boardwalk Pipelines also provides ethane supply and transportation services for petrochemical customers in Louisiana and Texas and marketing of natural gas and related services throughout the United States of America (“U.S.”). A significant portion of Boardwalk Pipelines’ revenues is fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as changes in pricing on contract renewals and other factors as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. The pricing contained in the purchase and sales agreements associated with Boardwalk Pipelines’ ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, Boardwalk Pipelines’ ethane supply services has little to no direct commodity price exposure. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. Boardwalk Pipelines’ operation and maintenance expenses are impacted by its compliance with the requirements of, among other regulations, pipeline integrity maintenance regulations and its efforts to monitor, control and reduce emissions, as further discussed in Results of Operations of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2026 and 2025, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Operating revenues and other	$574	$534	$1,200	$1,155
Interest income	2	3	7	4
Total	576	537	1,207	1,159
Expenses:
Operating and other:
Operating costs and expenses	295	260	561	535
Depreciation and amortization	112	120	223	226
Interest	36	40	79	79
Total	443	420	863	840
Income before income tax	133	117	344	319
Income tax expense	(33)	(29)	(85)	(79)
Net income attributable to Loews Corporation	$100	$88	$259	$240
EBITDA	$279	$274	$639	$620

Three Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation and EBITDA increased $12 million and $5 million for the three months ended June 30, 2026 as compared with the comparable 2025 period.

Total revenues increased $39 million for the three months ended June 30, 2026 as compared with the comparable 2025 period. Transportation revenues for the natural gas business increased $14 million for the three months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to higher contracting rates and growth project revenues. Product sales revenue increased $22 million for the three months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to additional product sales of $18 million from the Boardwalk Continuum Marketing, LLC (“Continuum”) acquisition and increased propane and ethylene product sales of $12 million, partially offset by lower ethane product sales of $7 million.

Operating and other expenses increased $27 million for the three months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to increased general and administrative costs of $18 million for the three months ended June 30, 2026 as compared with the comparable 2025 period, primarily from higher employee-related costs due to an increase in employees due to Boardwalk Pipelines’ growth, including new employees from the Continuum acquisition, higher outside service costs and Continuum related transaction costs, partially offset by lower depreciation expense. Costs associated with service revenues increased $9 million primarily due to a storage gas loss adjustment. Costs associated with product sales increased $8 million for the three months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to additional product costs from the Continuum acquisition and higher propane and ethylene product costs of $2 million, partially offset by lower product costs of $9 million related to lower ethane product sales.

Six Months Ended June 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation and EBITDA each increased $19 million for the six months ended June 30, 2026 as compared with the comparable 2025 period.

Total revenues increased $48 million for the six months ended June 30, 2026 as compared with the comparable 2025 period. Transportation revenues for the natural gas business increased $22 million for the six months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to higher contracting rates and higher utilization-based and growth project revenues. Transportation revenues for the natural gas liquids business increased by $7 million for the six months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to higher volumes transported. Storage and parking and lending (“PAL”) revenues for the natural gas business increased by $17 million for the six months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to favorable market conditions which allowed for contracting at higher rates. Product sales decreased by $7 million for the six months ended June 30, 2026 as compared with the comparable 2025 period primarily due to ethane product sales, which decreased by $40 million primarily due to lower volumes, partially offset by higher propane and ethylene product sales of $18 million and product sales revenues of $18 million from the Continuum acquisition.

Operating and other expenses increased $23 million for the six months ended June 30, 2026 as compared with the comparable 2025 period, primarily due to increased general and administrative costs of $23 million for the six months ended June 30, 2026 as compared with the comparable 2025 period, primarily from higher employee-related costs due to an increase in employees due to Boardwalk Pipelines’ growth, including new employees from the Continuum acquisition, higher outside service costs and Continuum related transaction costs. Costs associated with service revenues increased $9 million primarily due to a storage gas loss adjustment. These increases were partially offset by a $7 million decrease in costs associated with product sales, which includes lower product costs of $38 million related to lower ethane product sales, partially offset by increased product costs of $18 million related to higher propane and ethylene sales.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Net income attributable to Loews Corporation	$100	$88	$259	$240
Interest, net	34	37	72	75
Income tax expense	33	29	85	79
Depreciation and amortization	112	120	223	226
EBITDA	$279	$274	$639	$620

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2026 and 2025, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Operating revenue	$245	$222	$463	$433
Revenues related to reimbursable expenses	31	32	67	66
Total	276	254	530	499
Expenses:
Operating and other	175	170	350	343
Asset impairments			9
Reimbursable expenses	31	32	67	66
Depreciation and amortization	27	24	53	48
Equity income from joint ventures	(41)	(29)	(85)	(35)
Interest	15	18	30	34
Total	207	215	424	456
Income before income tax	69	39	106	43
Income tax expense	(21)	(11)	(32)	(15)
Net income attributable to Loews Corporation	$48	$28	$74	$28

Net income attributable to Loews Corporation increased $20 million and $46 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods.

Operating revenues increased by $23 million and $30 million and operating and other expenses increased by $5 million and $7 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods. The increase in operating revenues was primarily due to a higher overall average daily rate and an increase in the number of occupied room nights across most of its portfolio, particularly at the Loews Miami Beach Hotel following the conclusion of its renovation, as well as higher food and beverage revenues. The increase in operating and other expenses was from higher hotel operating costs in support of the higher operating revenues.

Equity income from joint ventures increased $12 million and $50 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods. The increase was driven by growth in the overall average daily rate and an increase in both the number of available and the number of occupied room nights at the Universal Orlando Resort, including those attributable to the three new hotels that opened in 2025. Equity income from joint ventures in the first quarter of 2025 was impacted by an impairment charge recorded at a joint venture hotel that reduced Loews Hotels & Co’s equity income by $9 million and the reduction in distributions for one joint venture property due to property improvement costs.

Depreciation and amortization expense increased $3 million and $5 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods driven by new assets placed into service from property renovations at certain hotels, as well as accelerated depreciation of assets replaced by those renovations.

Interest expense decreased $3 million and $4 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods primarily due to lower interest costs on certain debt refinanced in 2025, partially offset by lower capitalized interest on projects under development.

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

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2026 and 2025 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Net investment income	$55	$47	$50	47
Intercompany eliminations	(2)		(4)
Total	53	47	46	$47
Expenses:
Operating and other	15	15	31	31
Equity method loss	14	11	21	18
Interest	19	18	41	36
Total	48	44	93	85
Income (loss) before income tax	5	3	(47)	(38)
Income tax (expense) benefit	(3)	(2)	7	5
Net income (loss) attributable to Loews Corporation	$2	$1	$(40)	$(33)

Net income attributable to Loews Corporation increased $1 million for the three months ended June 30, 2026 and net loss attributable to Loews Corporation increased $7 million for the six months ended June 30, 2026 as compared with the comparable 2025 periods.

Net investment income for the Parent Company increased $8 million and $3 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods, primarily due to improved results from the trading portfolio.

Equity method loss was $14 million and $21 million for the three and six months ended June 30, 2026, compared with $11 million and $18 million for the comparable 2025 periods. The losses in the current periods primarily reflect the timing impact of higher resin costs at Altium Packaging, as customer price adjustments are implemented prospectively and generally offset the higher resin costs over time.

Interest expense increased $1 million and $5 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods, due to the issuance in February of 2026 of the Parent Company’s $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of our 3.8% senior notes due April 1, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $4.4 billion at June 30, 2026 as compared to $3.9 billion at December 31, 2025. During the six months ended June 30, 2026, we received $885 million in cash dividends and distributions from our subsidiaries: $735 million from CNA, including a special cash dividend of $497 million, and $150 million from Boardwalk Pipelines. Cash outflows during the six months ended June 30, 2026 included the payment of $185 million to fund treasury stock purchases and $26 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In February of 2026, we completed a public offering of $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of our 3.8% senior notes due April 1, 2026.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market (including, with respect to our common stock, in open market transactions that may or may not satisfy all of the conditions of the Rule 10b-18 voluntary safe harbor), in privately negotiated transactions or otherwise. During the six months ended June 30, 2026, we purchased 1.7 million shares of Loews Corporation common stock for $177 million. As of July 31, 2026, there were 204,427,720 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $1.0 billion for the six months ended June 30, 2026 as compared with $1.2 billion for the comparable 2025 period. The decrease in cash provided by operating activities was driven by an increase in net claim payments partially offset by an increase in premiums collected.

CNA paid cash dividends of $2.96 per share on its common stock, including a special cash dividend of $2.00 per share, during the six months ended June 30, 2026. On July 31, 2026, CNA’s Board of Directors declared a quarterly cash dividend of $0.48 per share, payable September 3, 2026 to shareholders of record on August 17, 2026. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2026, CCC was in a positive earned surplus position. CCC paid dividends of $725 million and $610 million during the six months ended June 30, 2026 and 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities was $541 million for the six months ended June 30, 2026 as compared with $542 million for the comparable 2025 period.

As described in Current Growth Projects above, Boardwalk Pipelines is currently engaged in growth projects for which it has executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate cost associated with these agreements is approximately $3.4 billion; this cost is expected to be spent through 2030. Through June 30, 2026, Boardwalk Pipelines has spent $381 million on these growth projects. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project’s expected in-service date. Boardwalk Pipelines is also evaluating additional growth projects involving substantial capital commitments. Boardwalk Pipelines expects to finance its growth projects through a combination of operating cash flows, the issuance of long-term debt and borrowings under its revolving credit facility. Boardwalk Pipelines’ cost and timing estimates for its growth projects are subject to a variety of risks and uncertainties, and are based on the factors described in Boardwalk Pipelines: Current Growth Projects in this MD&A. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. Refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

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

For the six months ended June 30, 2026 and 2025, Boardwalk Pipelines’ capital expenditures were $344 million and $122 million, consisting of growth capital expenditures of $269 million and $51 million and maintenance capital expenditures of $75 million and $71 million.

Additionally, as of June 30, 2026, Boardwalk Pipelines has future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $626 million, which are expected to be settled through 2028.

As of June 30, 2026, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility. As of June 30, 2026, Boardwalk Pipelines had $16 million in outstanding letters of credit under its revolving credit facility, which reduced the available borrowing capacity to $984 million. As of June 30, 2026, Boardwalk Pipelines has an effective shelf registration statement on file with the SEC, under which it may publicly issue up to $3.5 billion of debt securities, warrants or rights from time to time. On March 1, 2026, Boardwalk Pipelines redeemed the outstanding $550 million aggregate principal amount of its 6.0% senior notes due June 1, 2026 at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the proceeds of the $550 million aggregate principal amount of its 5.4% senior notes due February 15, 2036 issued in 2025. Boardwalk Pipelines believes that its existing capital resources, including its cash and cash equivalents, revolving credit facility and cash flows from operating activities, will be adequate to fund its anticipated obligations over the next twelve months.

During the six months ended June 30, 2026, Boardwalk Pipelines paid distributions of $150 million to the Company. On April 30, 2026, Boardwalk Pipelines acquired Spire Marketing LLC (previously known as Spire Marketing Inc.) for $212 million. Spire Marketing LLC (now known as Continuum) is engaged in the marketing of natural gas and related services throughout the U.S.

As of June 30, 2026, Loews Hotels & Co believes that its existing capital resources, including its cash and cash equivalents and cash flows from operating activities, will be adequate to fund its anticipated obligations over the next twelve months. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Fixed income securities:
Taxable fixed income securities	$507	$508	$1,007	$1,004
Tax-exempt fixed income securities	55	36	107	70
Total fixed income securities	562	544	1,114	1,074
Limited partnership and common stock investments	131	100	173	154
Other, net of investment expense	8	18	24	38
Net investment income	$701	$662	$1,311	$1,266

Effective income yield for the fixed income securities portfolio	4.9%	4.9%	4.9%	4.8%
Limited partnership and common stock return for the period	4.3%	3.6%	5.7%	5.7%

CNA’s net investment income increased $39 million and $45 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 periods, driven by higher limited partnership and common stock returns, as well as higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(3)	$(40)	$(10)	$(49)
States, municipalities and political subdivisions			(1)	(1)
Asset-backed	(5)	(8)	(11)	(7)
Total fixed maturity securities	(8)	(48)	(22)	(57)
Non-redeemable preferred stock	3	6	(1)	6
Derivatives, short-term and other		(4)		(4)
Total investment losses	(5)	(46)	(23)	(55)
Income tax benefit	2	10	6	12
Amounts attributable to noncontrolling interests		2	1	3
Investment losses attributable to Loews Corporation	$(3)	$(34)	$(16)	$(40)

CNA’s pretax investment losses decreased $41 million and $32 million for the three and six months ended June 30, 2026 as compared with the comparable 2025 period, driven by lower net losses on disposals of fixed maturity securities and lower impairment losses.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,323	$(260)	$3,274	$(228)
AAA	4,066	(144)	3,997	(136)
AA	7,684	(434)	7,001	(428)
A	11,133	(243)	11,167	(140)
BBB	15,918	(362)	16,249	(223)
Non-investment grade	1,758	(70)	1,714	(42)
Total	$43,882	$(1,513)	$43,402	$(1,197)

As of June 30, 2026 and December 31, 2025, 1% of CNA’s fixed maturity portfolio was rated internally. Additionally, as of June 30, 2026 and December 31, 2025, CNA assigned an AAA rating to $714 million and $661 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2026	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,198	$283
AAA	1,400	241
AA	4,127	630
A	5,854	477
BBB	8,741	670
Non-investment grade	916	95
Total	$23,236	$2,396

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2026	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$977	$12
Due after one year through five years	6,568	289
Due after five years through ten years	6,421	636
Due after ten years	9,270	1,459
Total	$23,236	$2,396

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

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$15,405	10.0	$15,584	9.7
Property & Casualty and other	30,691	4.6	30,716	4.5
Total	$46,096	6.4	$46,300	6.3

The effective duration of investments supporting Life & Group liabilities at June 30, 2026 lengthened as compared with December 31, 2025, reflecting repositioning to capitalize on higher rates and reduce reinvestment risk.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA uses various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. CNA also generally seeks to manage its exposure through the purchase of catastrophe reinsurance and utilizes various reinsurance programs to mitigate catastrophe losses, including excess-of-loss treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. CNA regularly reviews its risk and catastrophe reinsurance coverages and from time to time makes changes as it deems appropriate. In the second quarter of 2026, CNA renewed its excess-of-loss property catastrophe reinsurance as described below.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. The treaty has a term of June 1, 2026 to June 1, 2027 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $300 million up to $1.5 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological, chemical or radiation event. All layers of the treaty provide for one full reinstatement.

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

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards pending adoption, please see Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2026 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2026 - April 30, 2026	N/A	N/A	N/A	N/A

May 1, 2026 - May 31, 2026	750,311	$106.55	N/A	N/A

June 1, 2026 - June 30, 2026	632,990	$105.05	N/A	N/A

Item 5. Other Information

None

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 3, 2026	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

