Form 10-Q
period 2026-09-30
LOEWS CORP
filed 2026-11-02
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
As of October 30, 2026, there were 202,225,230 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2026	2025
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $46,245 and $45,250, less allowance for credit loss of $65 and $69	$42,301	$43,984
Equity securities, cost of $1,282 and $1,201	1,284	1,292
Limited partnership investments	3,069	2,861
Other invested assets, primarily mortgage loans, less allowance for credit loss of $15 and $15	1,142	1,195
Short-term investments	5,715	6,044
Total investments	53,511	55,376
Cash	505	495
Receivables	11,550	10,983
Property, plant and equipment	11,016	10,695
Goodwill	475	349
Deferred non-insurance warranty acquisition expenses	2,868	3,220
Deferred acquisition costs of insurance subsidiaries	1,014	986
Other assets	4,389	4,244
Total assets	$85,328	$86,348

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$27,917	$26,599
Future policy benefits	12,437	13,448
Unearned premiums	7,714	7,635
Total insurance reserves	48,068	47,682
Payable to brokers	416	53
Short-term debt	521	1,052
Long-term debt	8,417	8,437
Deferred income taxes	550	839
Deferred non-insurance warranty revenue	3,626	4,138
Other liabilities	4,587	4,506
Total liabilities	66,185	66,707

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 206,096,908 and 206,003,999 shares	2	2
Additional paid-in capital	2,342	2,374
Retained earnings	18,425	17,377
Accumulated other comprehensive loss	(2,117)	(1,067)
	18,652	18,686
Less treasury stock, at cost (3,244,857 and 0 shares)	(348)	—
Total shareholders’ equity	18,304	18,686
Noncontrolling interests	839	955
Total equity	19,143	19,641
Total liabilities and equity	$85,328	$86,348

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions, except per share data)

Revenues:
Insurance premiums	$2,829	$2,783	$8,285	$8,103
Net investment income	713	743	2,087	2,065
Investment losses	(9)	(7)	(32)	(62)
Non-insurance warranty revenue	357	393	1,098	1,188
Operating revenues and other	869	759	2,610	2,426
Total	4,759	4,671	14,048	13,720

Expenses:
Insurance claims and policyholders’ benefits (re-measurement loss of $222, $36, $266 and $59)	2,347	2,032	6,691	6,144
Amortization of deferred acquisition costs	492	483	1,449	1,423
Non-insurance warranty expense	339	377	1,051	1,146
Operating expenses and other	1,090	1,000	3,139	2,980
Equity method income	(16)	(22)	(80)	(39)
Interest	101	112	317	324
Total	4,353	3,982	12,567	11,978
Income before income tax	406	689	1,481	1,742
Income tax expense	(84)	(153)	(334)	(398)
Net income	322	536	1,147	1,344
Amounts attributable to noncontrolling interests	(16)	(32)	(60)	(79)
Net income attributable to Loews Corporation	$306	$504	$1,087	$1,265

Basic and diluted net income per share	$1.50	$2.43	$5.29	$6.03

Weighted average shares outstanding:
Shares of common stock	204.48	207.57	205.38	209.74
Dilutive potential shares of common stock	0.09	0.14	0.08	0.14
Total weighted average shares outstanding assuming dilution	204.57	207.71	205.46	209.88

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Net income	$322	$536	$1,147	$1,344

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses		3	(8)	1
Net unrealized gains (losses) on other investments	(1,842)	556	(2,077)	912
Total unrealized gains (losses) on investments	(1,842)	559	(2,085)	913
Impact of changes in discount rates used to measure long-duration contract liabilities	818	(150)	998	(267)
Unrealized gains (losses) on cash flow hedges	3		6	(6)
Pension and postretirement benefits	1	1	1	3
Foreign currency translation	(7)	(39)	(64)	128

Other comprehensive income (loss)	(1,027)	371	(1,144)	771

Comprehensive income (loss)	(705)	907	3	2,115

Amounts attributable to noncontrolling interests	69	(62)	34	(143)

Total comprehensive income (loss) attributable to Loews Corporation	$(636)	$845	$37	$1,972

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, July 1, 2025	$18,389	$2	$2,467	$17,198	$(1,502)	$(651)	$875
Net income	536			504			32
Other comprehensive income	371				341		30
Dividends paid ($0.0625 per share)	(24)			(13)			(11)
Purchases of Loews Corporation treasury stock	(57)					(57)
Stock-based compensation	2		2
Other	6			1			5
Balance, September 30, 2025	$19,223	$2	$2,469	$17,690	$(1,161)	$(708)	$931

Balance, July 1, 2026	$20,032	$2	$2,335	$18,132	$(1,175)	$(179)	$917
Net income	322			306			16
Other comprehensive loss	(1,027)				(942)		(85)
Dividends paid ($0.0625 per share)	(24)			(13)			(11)
Purchases of Loews Corporation treasury stock	(169)					(169)
Stock-based compensation	8		7				1
Other	1						1
Balance, September 30, 2026	$19,143	$2	$2,342	$18,425	$(2,117)	$(348)	$839

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2024, as reported	$17,937	$2	$2,490	$16,459	$(1,867)	$(18)	$871
Cumulative effect adjustments from changes in accounting standards	5			5
Balance, January 1, 2025, as adjusted	17,942	2	2,490	16,464	(1,867)	(18)	871
Net income	1,344			1,265			79
Other comprehensive income	771				707		64
Dividends paid ($0.1875 per share)	(115)			(39)			(76)
Purchase of subsidiary stock from noncontrolling interests	(34)		(3)		(1)		(30)
Purchases of Loews Corporation treasury stock	(690)					(690)
Stock-based compensation	(3)		(22)				19
Other	8		4				4
Balance, September 30, 2025	$19,223	$2	$2,469	$17,690	$(1,161)	$(708)	$931

Balance, January 1, 2026	$19,641	$2	$2,374	$17,377	$(1,067)	$—	$955
Net income	1,147			1,087			60
Other comprehensive loss	(1,144)				(1,050)		(94)
Dividends paid ($0.1875 per share)	(116)			(39)			(77)
Purchase of subsidiary stock from noncontrolling interests	(36)		(2)				(34)
Purchases of Loews Corporation treasury stock	(348)					(348)
Stock-based compensation	(1)		(29)				28
Other	—		(1)				1
Balance, September 30, 2026	$19,143	$2	$2,342	$18,425	$(2,117)	$(348)	$839

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2026	2025
(In millions)

Operating Activities:

Net income	$1,147	$1,344
Adjustments to reconcile net income to net cash provided by operating activities, net	418	571
Changes in operating assets and liabilities, net:
Receivables	(275)	(343)
Deferred acquisition costs	(32)	(16)
Insurance reserves	1,798	1,522
Other assets	207	(14)
Other liabilities	(679)	(234)
Trading securities	(592)	(168)
Net cash flow provided by operating activities	1,992	2,662

Investing Activities:

Purchases of fixed maturities	(6,207)	(6,052)
Proceeds from sales of fixed maturities	2,515	2,432
Proceeds from maturities of fixed maturities	2,420	2,567
Purchases of equity securities	(476)	(429)
Proceeds from sales of equity securities	467	396
Purchases of limited partnership investments	(300)	(340)
Proceeds from sales of limited partnership investments	154	89
Purchases of property, plant and equipment	(725)	(388)
Acquisitions	(206)
Change in short-term investments	1,374	(448)
Other, net	79	(44)
Net cash flow used by investing activities	(905)	(2,217)

Financing Activities:

Dividends paid	(39)	(39)
Dividends paid to noncontrolling interests	(77)	(76)
Purchases of Loews Corporation treasury stock	(334)	(706)
Purchases of subsidiary stock from noncontrolling interests	(36)	(34)
Principal payments on debt	(1,102)	(4)
Issuance of debt	545	494
Other, net	(26)	(69)
Net cash flow used by financing activities	(1,069)	(434)

Effect of foreign exchange rate on cash	(8)	15

Net change in cash	10	26
Cash, beginning of period	495	541
Cash, end of period	$505	$567

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2026 and December 31, 2025, its results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025, in each case in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Operations. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2026 and 2025, there were 1.2 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares calculations because the effect would have been antidilutive.

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

2. Acquisitions

Boardwalk Pipelines

On April 30, 2026, Boardwalk Pipelines acquired Spire Marketing LLC (previously known as Spire Marketing Inc.) for $206 million. Spire Marketing LLC is engaged in the marketing of natural gas and related services throughout the U.S. Substantially all of its business is derived from the procurement and physical delivery of natural gas to a diverse customer base, including producers, pipelines, power generators, storage operators and large commercial and industrial customers. Concurrent with the closing, the name of the entity acquired was changed to Boardwalk Continuum Marketing, LLC (“Continuum”).

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with amounts exceeding the fair value recorded as goodwill. The final fair values Boardwalk Pipelines recorded as of the April 30, 2026 acquisition date were $299 million of assets and $93 million of liabilities, which included $127 million of goodwill and $74 million of derivative assets.

3. Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Fixed maturity securities	$565	$540	$1,660	$1,597
Limited partnership investments	35	68	189	205
Short-term investments	14	19	45	54
Equity securities (a)	22	12	59	45
Income from trading portfolio (a)	77	99	136	155
Other	27	30	80	84
Total investment income	740	768	2,169	2,140
Investment expenses	(27)	(25)	(82)	(75)
Net investment income	$713	$743	$2,087	$2,065
(a) Aggregate income (loss) recognized due to the change in fair value of equity and trading portfolio securities held as of September 30, 2026 and 2025	$(21)	$72	$(27)	$42

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Fixed maturity securities:
Gross gains	$21	$15	$46	$33
Gross losses	(16)	(25)	(63)	(100)
Investment gains (losses) on fixed maturity securities	5	(10)	(17)	(67)
Equity securities (a)	(14)	4	(15)	10
Short-term investments and other		(1)		(5)
Investment losses	$(9)	$(7)	$(32)	$(62)
(a) Investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock included within equity securities held as of September 30, 2026 and 2025	$(14)	$4	$(17)	$8

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$3	$4	$11	$15
Asset-backed	1	2	7	7
Impairment losses recognized in earnings	$4	$6	$18	$22

There were no impairment losses recognized on mortgage loans during the three and nine months ended September 30, 2026 or the three months ended September 30, 2025. There were $5 million of impairment losses recognized on mortgage loans during the nine months ended September 30, 2025 due to changes in expected credit losses.

The following tables present a summary of fixed maturity securities:

September 30, 2026	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$25,753	$173	$1,865	$17	$24,044
States, municipalities and political subdivisions	9,554	101	1,247		8,408
Asset-backed:
Residential mortgage-backed	4,481	2	612		3,871
Commercial mortgage-backed	1,504	6	105	21	1,384
Other asset-backed	3,636	7	299	27	3,317
Total asset-backed	9,621	15	1,016	48	8,572
U.S. Treasury and obligations of government sponsored enterprises	282		5		277
Foreign government	745	1	36		710
Redeemable preferred stock	8				8
Fixed maturities available-for-sale	$45,963	$290	$4,169	$65	$42,019
Fixed maturities trading	282				282
Total fixed maturity securities	$46,245	$290	$4,169	$65	$42,301

December 31, 2025

Fixed maturity securities:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742		8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366		3,695
Commercial mortgage-backed	1,515	18	80	21	1,432
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,255	96	640	41	8,670
U.S. Treasury and obligations of government sponsored enterprises	236	1	3		234
Foreign government	764	7	20		751
Redeemable preferred stock	8				8
Fixed maturities available-for-sale	$44,617	$1,089	$2,286	$69	$43,351
Fixed maturities trading	633				633
Total fixed maturity securities	$45,250	$1,089	$2,286	$69	$43,984

The available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$12,474	$629	$6,978	$1,236	$19,452	$1,865
States, municipalities and political subdivisions	3,560	205	3,074	1,042	6,634	1,247
Asset-backed:
Residential mortgage-backed	2,115	124	1,683	488	3,798	612
Commercial mortgage-backed	493	15	748	90	1,241	105
Other asset-backed	1,167	39	1,250	260	2,417	299
Total asset-backed	3,775	178	3,681	838	7,456	1,016
U.S. Treasury and obligations of government-sponsored enterprises	261	4	11	1	272	5
Foreign government	400	14	205	22	605	36
Total fixed maturity securities	$20,470	$1,030	$13,949	$3,139	$34,419	$4,169

December 31, 2025

Fixed maturity securities:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total fixed maturity securities	$3,998	$79	$16,646	$2,207	$20,644	$2,286

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,200	$469	$1,980	$267
AAA	3,408	446	1,376	243
AA	6,102	1,062	3,827	623
A	8,304	843	5,025	440
BBB	12,137	1,181	7,758	639
Non-investment grade	1,268	168	678	74
Total	$34,419	$4,169	$20,644	$2,286

Based on current facts and circumstances, the unrealized losses presented in the September 30, 2026 securities in the gross unrealized loss position table above are not believed to be indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the volatility in risk-free rates and credit spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded as of September 30, 2026.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $497 million, $470 million and $469 million as of September 30, 2026, December 31, 2025 and September 30, 2025 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended September 30, 2026	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2026	$16	$47	$63
Reductions to the allowance for credit losses:
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	1	3
Total allowance for credit losses	$17	$48	$65

Three months ended September 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2025	$14	$37	$51
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded		3	3
Available-for-sale securities accounted for as PCD assets	4		4

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	3		3
Total allowance for credit losses	$21	$40	$61

Nine months ended September 30, 2026	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2026	$28	$41	$69
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3		3
Available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	16		16
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	7	9
Total allowance for credit losses	$17	$48	$65

Nine months ended September 30, 2025	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	3	6
Available-for-sale securities accounted for as PCD assets	4		4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6		6

Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	7	5	12
Total allowance for credit losses	$21	$40	$61

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2026		December 31, 2025
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,475	$1,463	$1,392	$1,389
Due after one year through five years	10,970	10,546	11,318	11,214
Due after five years through ten years	12,946	11,991	13,440	13,187
Due after ten years	20,572	18,019	18,467	17,561
Total	$45,963	$42,019	$44,617	$43,351

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$38		$15	$19	$227	$299
LTV 55% to 65%		37		12	12		61
LTV greater than 65%						13	13
DSCR 1.2x - 1.6x
LTV less than 55%	$29	11	$68	46		77	231
LTV 55% to 65%		96	33	18	51	19	217
LTV greater than 65%	5	7			15		27
DSCR ≤1.2x
LTV less than 55%		37			37	32	106
LTV 55% to 65%					7		7
LTV greater than 65%					17	46	63
Total	$34	$226	$101	$91	$158	$414	$1,024

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

Derivative Financial Instruments

In the third quarter of 2026, the Company entered into credit default swap index transactions that would potentially benefit from widening investment grade credit spreads associated with the underlying securities comprising the index. As of September 30, 2026, the notional amount of the Company’s credit default swap index investment was $4.3 billion. The derivative was measured using observable market inputs, including credit spreads, and the net asset was approximately $55 million and included in Short-term investments as of September 30, 2026. For the three and nine months ended September 30, 2026, Net investment income related to the position was $3 million.

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of September 30, 2026, commitments to purchase or fund were approximately $2.1 billion and to sell were approximately $50 million under the terms of these investments.

4. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

September 30, 2026	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$282	$23,197	$1,560	$25,039
States, municipalities and political subdivisions		8,367	41	8,408
Asset-backed		7,646	926	8,572
Fixed maturities available-for-sale	282	39,210	2,527	42,019
Fixed maturities trading	282			282
Total fixed maturities	$564	$39,210	$2,527	$42,301

Equity securities	$725	$528	$31	$1,284
Short-term and other	5,516	26		5,542
Receivables		65		65
Other liabilities		(7)		(7)
Payable to brokers	(83)	(12)		(95)

December 31, 2025

Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions		8,386	45	8,431
Asset-backed		7,672	998	8,670
Fixed maturities available-for-sale	238	40,587	2,526	43,351
Fixed maturities trading	603	30		633
Total fixed maturities	$841	$40,617	$2,526	$43,984

Equity securities	$762	$497	$33	$1,292
Short-term and other	5,820	51		5,871
Payable to brokers	(43)			(43)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2026	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,594	$(2)	$(80)	$61		$(6)		$(7)	$1,560		$(80)
States, municipalities and political subdivisions	44		(2)			(1)			41		(2)
Asset-backed	943	4	(35)	57		(30)		(13)	926		(35)
Fixed maturities available-for-sale	$2,581	$2	$(117)	$118	$—	$(37)	$—	$(20)	$2,527	$—	$(117)

Equity securities	$30	$1							$31	$1

2025
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,388		$21	$24		$(33)			$1,400		$21
States, municipalities and political subdivisions	44								44
Asset-backed	886	$8	8	93		(36)			959		9
Fixed maturities available-for-sale	$2,318	$8	$29	$117	$—	$(69)	$—	$—	$2,403	$—	$30

Equity securities	$10								$10

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at September 30
2026	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$1,483	$(5)	$(102)	$225		$(34)		$(7)	$1,560		$(102)
States, municipalities and political subdivisions	45		(3)			(1)			41		(3)
Asset-backed	998	8	(56)	139		(76)		(87)	926		(56)
Fixed maturities available-for-sale	$2,526	$3	$(161)	$364	$—	$(111)	$—	$(94)	$2,527	$—	$(161)

Equity securities	$33	$3			$(5)				$31

2025

Fixed maturity securities:
Corporate bonds and other	$1,278	$1	$58	$123		$(75)	$15		$1,400		$55
States, municipalities and political subdivisions	42		2						44		2
Asset-backed	876	13	5	142		(77)			959		6
Fixed maturities available-for-sale	$2,196	$14	$65	$265	$—	$(152)	$15	$—	$2,403	$—	$63

Equity securities	$20	$1			$(7)	$(4)			$10	$(1)

Net investment gains and losses are reported in Net income as follows:

Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

September 30, 2026	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$2,019	Discounted cash flow	Credit spread	1%	—	11%	(2%)

December 31, 2025

Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1%	—	11%	(2%)

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

	Carrying Amount	Estimated Fair Value
September 30, 2026		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,009			$972	$972

Liabilities:
Short-term debt	521		$493	22	515
Long-term debt	8,417		6,999	961	7,960

December 31, 2025

Assets:
Other invested assets, primarily mortgage loans	$1,079			$1,072	$1,072

Liabilities:
Short-term debt	1,051		$1,051	2	1,053
Long-term debt	8,435		7,431	995	8,426

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe-related reinstatement premiums represent additional consideration paid under certain reinsurance agreements to reinstate coverage limits that have been exhausted as a result of losses. Catastrophe losses, net of reinsurance, of $78 million and $41 million were recorded for the three months ended September 30, 2026 and 2025 and $226 million and $200 million were recorded for the nine months ended September 30, 2026 and 2025, driven by severe weather related events. There were $9 million of catastrophe-related reinsurance reinstatement premiums recorded for the nine months ended September 30, 2026. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Nine Months Ended September 30	2026	2025
(In millions)

Reserves, beginning of year:
Gross	$26,599	$24,976
Ceded	5,982	5,713
Net reserves, beginning of year	20,617	19,263

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,366	5,011
Increase (decrease) in provision for insured events of prior years	189	191
Amortization of discount	28	29
Total net incurred (a)	5,583	5,231

Net payments attributable to:
Current year events	(691)	(659)
Prior year events	(3,551)	(3,463)
Total net payments	(4,242)	(4,122)

Foreign currency translation adjustment and other	(106)	165

Net reserves, end of period	21,852	20,537
Ceded reserves, end of period	6,065	5,988
Gross reserves, end of period	$27,917	$26,525

(a)	Total net incurred does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits and policyholders’ dividends, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year loss reserve development of $1 million for each of the three months ended September 30, 2026 and 2025 and unfavorable net prior year loss reserve development of $93 million and $56 million for the nine months ended September 30, 2026 and 2025 were recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”). No net prior year loss reserve development for the three months ended September 30, 2026 and 2025 and unfavorable net prior year loss reserve development of $97 million and $134 million for the nine months ended September 30, 2026 and 2025 were recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”).

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Other professional liability and management liability	$34	$25	$104	$43
Surety	(25)	(25)	(51)	(47)
Warranty	(9)		(9)	10
Commercial auto	7		7	50
General liability	115		226	62
Workers’ compensation	(50)	(1)	(82)	(66)
Other property and casualty operations	(73)		(102)	4
Total property & casualty operations	(1)	(1)	93	56
Other insurance operations			97	134
Total pretax (favorable) unfavorable development	$(1)	$(1)	$190	$190

Three Months

2026

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency across multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity and frequency in recent prior accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in older accident years.

Favorable development in other property and casualty operations was due to favorable emergence in multiple accident years and better than expected loss experience.

2025

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in CNA’s professional errors and omissions (“E&O”) business.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Nine Months

2026

Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency across multiple accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity and frequency in recent prior accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Favorable development in other property and casualty operations was due to favorable emergence in multiple accident years and better than expected loss experience in CNA’s energy, middle market, property and marine businesses.

Unfavorable development in other insurance operations was largely associated with legacy mass tort abuse claim activity and the ongoing effects of social inflation.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $11 million and $14 million for the three months ended September 30, 2026 and 2025 and $57 million and $39 million for the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the cumulative amounts ceded under the LPT were $3.9 billion. The unrecognized deferred retroactive reinsurance benefit was $413 million and $470 million as of September 30, 2026 and December 31, 2025 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $1.9 billion as of September 30, 2026. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

The cash flow assumption updates for the third quarter of 2026 resulted in a $173 million pretax increase in the LFPB. Included in the assumption updates were unfavorable cost of care inflation and morbidity impacts, partially offset by favorable premium rate actions.

The cash flow assumption updates for the third quarter of 2025 resulted in a $7 million pretax increase in the LFPB. Included in the assumption updates were unfavorable incidence, claim closure and cost of care inflation impacts, offset by favorable premium rate actions.

For further information on the long-term care reserving process see Note 1 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table summarizes balances and changes in the LFPB:

	2026	2025
(In millions)

Present value of future net premiums
Balance, January 1	$3,363	$3,425
Effect of changes in discount rate	(71)	(7)
Balance, January 1, at original locked in discount rate	3,292	3,418
Effect of changes in cash flow assumptions (a)	45	114
Effect of actual variances from expected experience (a)	(15)	(2)
Adjusted balance, January 1	3,322	3,530
Interest accrual	125	133
Net premiums: earned during period	(298)	(306)
Balance, end of period at original locked in discount rate	3,149	3,357
Effect of changes in discount rate	(128)	83
Balance, September 30	$3,021	$3,440

Present value of future benefits & expenses
Balance, January 1	$16,811	$16,583
Effect of changes in discount rate	173	440
Balance, January 1, at original locked in discount rate	16,984	17,023
Effect of changes in cash flow assumptions (a)	218	121
Effect of actual variances from expected experience (a)	78	50
Adjusted balance, January 1	17,280	17,194
Interest accrual	683	688
Benefit & expense payments	(870)	(870)
Balance, end of period at original locked in discount rate	17,093	17,012
Effect of changes in discount rate	(1,635)	(26)
Balance, September 30	$15,458	$16,986

Net LFPB, September 30	$12,437	$13,546

(a)
As of September 30, 2026 and 2025, the re-measurement loss of $266 million and $59 million presented parenthetically on the Consolidated Condensed Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the long-term care business recognized on the Consolidated Condensed Statement of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Earned premiums	$101	$106	$307	$318
Interest accretion	188	185	558	555

The following table presents undiscounted expected future benefit and expense payments and undiscounted expected future gross premiums.

	September 30,
	2026	2025
(In millions)

Expected future benefit and expense payments	$31,316	$31,582
Expected future gross premiums	4,667	5,048

Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3.1 billion and $3.6 billion as of September 30, 2026 and 2025.

The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of September 30, 2026 and 2025.

The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	September 30,		December 31,
	2026	2025	2025

Original locked in discount rate	5.13%	5.16%	5.16%
Upper-medium grade fixed income instrument discount rate	6.25	5.24	5.32

For the three and nine months ended September 30, 2026, immediate charges to net income resulting from adverse development in certain cohorts where the net premium ratio (“NPR”) exceeded 100% were $218 million and $267 million. For the three and nine months ended September 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $65 million and $93 million.

For the three and nine months ended September 30, 2026, favorable reversals through net income of loss recognized in prior periods for cohorts with NPRs exceeding 100% were less than $1 million and $13 million. For the three and nine months ended September 30, 2025, favorable reversals through net income of loss recognized in prior periods for cohorts with NPRs exceeding 100% were $43 million and $54 million.

7. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three and nine months ended September 30, 2025 and 2026:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2025	$(15)	$(1,395)	$217	$3	$(222)	$(90)	$(1,502)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(148), $40, $2, $0 and $0	(1)	552	(150)		(1)	(39)	361
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $0, $0, $0, $0 and $0	4	4			2		10
Other comprehensive income (loss)	3	556	(150)	—	1	(39)	371
Amounts attributable to noncontrolling interests		(45)	12			3	(30)
Balance, September 30, 2025	$(12)	$(884)	$79	$3	$(221)	$(126)	$(1,161)

Balance, July 1, 2026	$(23)	$(1,123)	$341	$5	$(212)	$(163)	$(1,175)
Other comprehensive income (loss) before reclassifications, after tax of $0, $492, $(217), $(1), $0 and $0	(3)	(1,836)	818	3	1	(7)	(1,024)
Reclassification of (income) losses from accumulated other comprehensive loss, after tax of $0, $2, $0, $0, $0 and $0	3	(6)					(3)
Other comprehensive income (loss)	—	(1,842)	818	3	1	(7)	(1,027)
Amounts attributable to noncontrolling interests	1	151	(67)				85
Balance, September 30, 2026	$(22)	$(2,814)	$1,092	$8	$(211)	$(170)	$(2,117)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Cumulative impact of changes in discount rates used to measure long duration contracts	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2025	$(13)	$(1,720)	$324	$9	$(224)	$(243)	$(1,867)
Other comprehensive income (loss) before reclassifications, after tax of $4, $(233), $71, $5, $0 and $0	(11)	872	(267)	(6)	(2)	128	714
Reclassification of losses from accumulated other comprehensive loss, after tax of $(4), $(11), $0, $0, $(1) and $0	12	40			5		57
Other comprehensive income (loss)	1	912	(267)	(6)	3	128	771
Amounts attributable to noncontrolling interests		(75)	22			(11)	(64)
Other		(1)					(1)
Balance, September 30, 2025	$(12)	$(884)	$79	$3	$(221)	$(126)	$(1,161)

Balance, January 1, 2026	$(15)	$(907)	$176	$2	$(212)	$(111)	$(1,067)
Other comprehensive income (loss) before reclassifications, after tax of $4, $559, $(265), $(3), $1 and $0	(18)	(2,081)	998	6	(2)	(64)	(1,161)
Reclassification of losses from accumulated other comprehensive loss, after tax of $(2), $(1), $0, $0, $(1) and $0	10	4			3		17
Other comprehensive income (loss)	(8)	(2,077)	998	6	1	(64)	(1,144)
Amounts attributable to noncontrolling interests	1	170	(82)			5	94
Balance, September 30, 2026	$(22)	$(2,814)	$1,092	$8	$(211)	$(170)	$(2,117)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Stock Purchases

Loews Corporation purchased 1.6 million and 0.6 million shares of its common stock at aggregate costs of $169 million and $57 million during the three months ended September 30, 2026 and 2025 and purchased 3.2 million and 8.0 million shares of its common stock at aggregate costs of $348 million and $690 million during the nine months ended September 30, 2026 and 2025.

Stock Issuances

Loews Corporation issued 0.1 million shares of its common stock to settle stock-based compensation awards during the three months ended September 30, 2025 and issued 0.1 million and 0.2 million shares of its common stock to settle stock-based compensation awards during the nine months ended September 30, 2026 and 2025.

8. Debt

In February of 2026, Loews Corporation completed a public offering of $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of its 3.8% senior notes due April 1, 2026.

In March of 2026, Boardwalk Pipelines redeemed the outstanding $550 million aggregate principal amount of its 6.0% senior notes due June 1, 2026. Boardwalk Pipelines has included $600 million of notes which mature in less than one year as long-term debt as of September 30, 2026. Boardwalk Pipelines has the intent to refinance the notes on a long-term basis, and as of September 30, 2026, has the ability to refinance the notes through the available borrowing capacity under its revolving credit facility.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Non-insurance warranty – CNA Financial	$357	$393	$1,098	$1,188

Transportation and storage of natural gas and NGLs and ethane supply and transportation services – Boardwalk Pipelines	$602	$530	$1,776	$1,662
Lodging and related services – Loews Hotels & Co	241	202	753	685
Total revenues from contracts with customers	843	732	2,529	2,347
Other revenues	26	27	81	79
Operating revenues and other	$869	$759	$2,610	$2,426

Receivables from contracts with customers – As of September 30, 2026 and December 31, 2025, receivables from contracts with customers were approximately $270 million and $252 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of September 30, 2026 and December 31, 2025, deferred revenue resulting from contracts with customers was approximately $3.8 billion and $4.2 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $893 million and $1.1 billion of revenues recognized during the nine months ended September 30, 2026 and 2025 were included in deferred revenue as of December 31, 2025 and 2024.

Performance obligations – As of September 30, 2026, approximately $24.0 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids, olefins and other hydrocarbons (“NGLs”) and certain ethane supply contracts at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Included in the balance are $9.6 billion of revenues that are anticipated under executed precedent or long-term firm transportation agreements associated with Boardwalk Pipelines’ growth projects. Approximately $1.0 billion is expected to be recognized during the remaining three months of 2026, $2.7 billion in 2027 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

10. Benefit Plans

Several non-contributory defined benefit plans and postretirement benefit plans cover eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Service cost			$1	$1
Interest cost	$9	$12	31	34
Expected return on plan assets	(15)	(16)	(46)	(46)
Amortization of unrecognized net loss	2	2	5	6
Settlements				1
Regulatory asset decrease	1		1
Net periodic benefit	$(3)	$(2)	$(8)	$(4)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Interest cost			$1	$1
Expected return on plan assets		$(1)	(2)	(2)
Amortization of unrecognized prior service cost			1
Net periodic benefit	$—	$(1)	$—	$(1)

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

11. Legal Proceedings

Loews Hotels & Co

On February 20, 2024, Jeanette Portillo and other plaintiffs filed a putative class action against Loews Hotels Holding Corporation and other defendants in the United States District Court for the Western District of Washington asserting antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed a motion to dismiss the complaint in Portillo on May 17, 2024. On August 29, 2025, the court granted the defendants’ motion to dismiss in Portillo and granted plaintiffs leave to amend their complaint. On October 3, 2025, plaintiffs in Portillo filed an amended class action complaint, which defendants jointly moved to dismiss on November 3, 2025. The court has not ruled on the motion to dismiss the amended complaint in Portillo. On March 1, 2024, Ryan Segal filed a putative class action against Loews Hotels Holding Corporation and other defendants in the United States District Court for the Northern District of Illinois asserting antitrust claims against defendants under the Sherman Act, 15 U.S.C. § 1. Defendants jointly filed a motion to dismiss the complaint in Segal on June 24, 2024. On March 31, 2025, the court granted the defendants’ motion to dismiss in Segal, and granted plaintiff leave to amend the complaint. On April 28, 2025, Segal filed a third amended complaint, which defendants jointly moved to dismiss on June 12, 2025. On March 31, 2026, the court granted defendants’ motion to dismiss the third amended complaint in Segal with prejudice and entered judgment. On April 29, 2026, Segal filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit of the district court’s March 31, 2026 order granting defendants’ motion to dismiss the third amended complaint. As of October 5, 2026, the appeal in Segal is fully briefed but has not been decided.

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

12. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2026, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Boardwalk Pipelines

Boardwalk Pipelines’ future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of September 30, 2026, the commitments totaled approximately $606 million, which are expected to be settled through 2028.

Loews Hotels & Co

Loews Hotels & Co has a completion guarantee related to a hotel property under development. The hotel, which is expected to open in 2029, will require approximately $300 million to complete as of September 30, 2026.

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

Statements of Operations by segment are presented in the following tables.

Three Months Ended September 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,831			$(2)	$2,829
Net investment income	635	$1	$3	74	713
Investment losses	(9)				(9)
Non-insurance warranty revenue	357				357
Operating revenues and other	7	615	247		869
Total	3,821	616	250	72	4,759

Expenses:

Insurance claims and policyholders’ benefits (a)	2,347				2,347
Amortization of deferred acquisition costs	492				492
Non-insurance warranty expense	339				339
Operating expenses and other (b)	374	467	233	16	1,090
Equity method (income) loss			(17)	1	(16)
Interest	32	35	14	20	101
Total	3,584	502	230	37	4,353
Income before income tax	237	114	20	35	406
Income tax expense	(41)	(29)	(4)	(10)	(84)
Net income	196	85	16	25	322
Amounts attributable to noncontrolling interests	(16)				(16)
Net income attributable to Loews Corporation	$180	$85	$16	$25	$306

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $78 million and favorable net prior year loss reserve development of $1 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Three Months Ended September 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$349				$349
Operating expenses		$246	$155		401
Depreciation and amortization		114	27	$1	142
Other (c)	25	107	51	15	198
Operating expenses and other	$374	$467	$233	$16	$1,090

(c)	Other expenses for each reportable segment include:
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
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Nine Months Ended September 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$8,291			$(6)	$8,285
Net investment income	1,946	$8	$9	124	2,087
Investment losses	(32)				(32)
Non-insurance warranty revenue	1,098				1,098
Operating revenues and other	24	1,815	771		2,610
Total	11,327	1,823	780	118	14,048

Expenses:

Insurance claims and policyholders’ benefits (a)	6,691				6,691
Amortization of deferred acquisition costs	1,449				1,449
Non-insurance warranty expense	1,051				1,051
Operating expenses and other (b)	1,129	1,251	712	47	3,139
Equity method (income) loss			(102)	22	(80)
Interest	98	114	44	61	317
Total	10,418	1,365	654	130	12,567
Income (loss) before income tax	909	458	126	(12)	1,481
Income tax expense	(181)	(114)	(36)	(3)	(334)
Net income (loss)	728	344	90	(15)	1,147
Amounts attributable to noncontrolling interests	(60)				(60)
Net income (loss) attributable to Loews Corporation	$668	$344	$90	$(15)	$1,087

September 30, 2026

Total assets	$67,848	$10,542	$2,643	$4,295	$85,328

(a)
Significant segment expenses within Insurance claims and policyholders’ benefits include catastrophe losses of $226 million and unfavorable net prior year loss reserve development of $190 million. Net prior year loss reserve development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.

(b)	Significant segment expenses included in Operating expenses and other:

Nine Months Ended September 30, 2026	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total

Insurance related administrative expenses	$1,024				$1,024
Operating expenses		$618	$463		1,081
Depreciation and amortization		337	80	$2	419
Other (c)	105	296	169	45	615
Operating expenses and other	$1,129	$1,251	$712	$47	$3,139

(c)	Other expenses for each reportable segment include:
CNA Financial: reflects expenses not directly related to insurance operations, which includes certain expenses related to its non-insurance warranty business and claims services offerings, as well as foreign currency transaction gains and losses.
Boardwalk Pipelines: general and administrative expenses
Loews Hotels & Co: general and administrative and reimbursable expenses
Corporate: general and administrative expenses

Nine Months Ended September 30, 2025	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$8,103				$8,103
Net investment income	1,904	$8	$9	$144	2,065
Investment losses	(62)				(62)
Non-insurance warranty revenue	1,188				1,188
Operating revenues and other	28	1,697	701		2,426
Total	11,161	1,705	710	144	13,720

Expenses:

Insurance claims and policyholders’ benefits (a)	6,144				6,144
Amortization of deferred acquisition costs	1,423				1,423
Non-insurance warranty expense	1,146				1,146
Operating expenses and other (b)	1,107	1,143	678	52	2,980
Equity method (income) loss			(60)	21	(39)
Interest	99	119	52	54	324
Total	9,919	1,262	670	127	11,978
Income before income tax	1,242	443	40	17	1,742
Income tax expense	(266)	(109)	(15)	(8)	(398)
Net income	976	334	25	9	1,344
Amounts attributable to noncontrolling interests	(79)				(79)
Net income attributable to Loews Corporation	$897	$334	$25	$9	$1,265

September 30, 2025

Total assets	$69,704	$10,133	$2,502	$3,602	$85,941

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and the basic and diluted net income per share attributable to Loews Corporation for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions, except per share data)

CNA Financial	$180	$371	$668	$897
Boardwalk Pipelines	85	94	344	334
Loews Hotels & Co	16	(3)	90	25
Corporate	25	42	(15)	9
Net income attributable to Loews Corporation	$306	$504	$1,087	$1,265

Basic and diluted net income per share	$1.50	$2.43	$5.29	$6.03

Net income attributable to Loews Corporation for the three months ended September 30, 2026 was $306 million, or $1.50 per share, compared to net income of $504 million, or $2.43 per share in the comparable 2025 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2026 was $1,087 million, or $5.29 per share, compared to net income of $1,265 million, or $6.03 per share in the comparable 2025 period.

The decrease in net income attributable to Loews Corporation for the three months ended September 30, 2026 as compared to the comparable 2025 period was primarily driven by lower net income at CNA, Boardwalk Pipelines and Corporate, partially offset by higher net income at Loews Hotels & Co. The decrease at CNA is primarily due to an unfavorable impact of $125 million (after-tax and noncontrolling interest) in 2026 from its annual long-term care reserve assumption updates, as well as lower property and casualty underlying underwriting results and higher catastrophe losses. The decrease at Boardwalk Pipelines is primarily due to higher operating expenses, including $14 million (after-tax) of charges related to net unrealized losses at Boardwalk Continuum Marketing, LLC and an impairment charge associated with the relocation of Boardwalk’s corporate office. Excluding those items, results improved year-over-year, benefiting from higher gas transportation revenues. The decrease at Corporate is primarily due to lower investment income from the parent company trading portfolio. The increase at Loews Hotels & Co is primarily due to a higher overall average daily rate and an increase in occupied room nights across most of the portfolio, partially offset by lower equity income from joint ventures.

The decrease in net income attributable to Loews Corporation for the nine months ended September 30, 2026 as compared to the comparable 2025 period was primarily driven by lower net income at CNA and lower results at Corporate, partially offset by higher net income at Loews Hotels & Co and Boardwalk Pipelines. The decrease at CNA is primarily due to an unfavorable impact of $125 million (after-tax and noncontrolling interest) in 2026 from its annual long-term care reserve assumption updates and lower property and casualty underwriting results, partially offset by higher net investment income. Corporate results decreased primarily due to lower investment income from the parent company trading portfolio and higher interest expense related to a recent debt refinancing. The increase at Loews Hotels & Co is primarily due to a higher overall average daily rate and an increase in occupied room nights across most of the portfolio and higher equity income from joint ventures, partially offset by higher operating expenses. The increase at Boardwalk Pipelines is primarily due to an increase in gas transportation revenues from higher contracting rates and higher utilization-based and growth project revenues, as well as higher storage and parking and lending revenues, partially offset by higher operating expenses, including costs associated with growth projects.

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2026 and 2025 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Insurance premiums	$2,831	$2,783	$8,291	$8,103
Net investment income	635	638	1,946	1,904
Investment losses	(9)	(7)	(32)	(62)
Non-insurance warranty revenue	357	393	1,098	1,188
Other revenues	7	10	24	28
Total	3,821	3,817	11,327	11,161
Expenses:
Insurance claims and policyholders’ benefits	2,347	2,032	6,691	6,144
Amortization of deferred acquisition costs	492	483	1,449	1,423
Non-insurance warranty expense	339	377	1,051	1,146
Other operating expenses	374	376	1,129	1,107
Interest	32	36	98	99
Total	3,584	3,304	10,418	9,919
Income before income tax	237	513	909	1,242
Income tax expense	(41)	(110)	(181)	(266)
Net income	196	403	728	976
Amounts attributable to noncontrolling interests	(16)	(32)	(60)	(79)
Net income attributable to Loews Corporation	$180	$371	$668	$897

Three Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation decreased $191 million for the three months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to an unfavorable impact of $125 million (after-tax and noncontrolling interest) in 2026 from CNA’s annual long-term care reserve assumption updates, as well as lower property and casualty underlying underwriting results and higher catastrophe losses.

Nine Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation decreased $229 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to an unfavorable impact of $125 million (after-tax and noncontrolling interest) in 2026 from CNA’s annual long-term care reserve assumption updates and lower property and casualty underwriting results, partially offset by higher net investment income.

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

The following tables present reconciliations of net income attributable to Loews Corporation to core income (loss), underwriting gain (loss) and underlying underwriting gain for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$131	$147	$81	$359	$(179)	$180
Investment losses	3	2	1	6	1	7
Noncontrolling interests	12	13	7	32	(16)	16
Core income (loss)	$146	$162	$89	$397	$(194)	$203
Less:
Net investment income	150	204	48	402
Non-insurance warranty revenue	18			18
Other revenue (expense), including interest expense	(13)	(5)	14	(4)
Income tax expense on core income	(39)	(40)	(22)	(101)
Underwriting gain	30	3	49	82
Catastrophe losses		70	8	78
Effect of unfavorable (favorable) development-related items		35	(35)
Underlying underwriting gain	$30	$108	$22	$160

Three Months Ended September 30, 2025

Net income (loss) attributable to Loews Corporation	$159	$211	$41	$411	$(40)	$371
Investment (gains) losses	3	4	3	10	(4)	6
Noncontrolling interests	14	18	3	35	(3)	32
Core income (loss)	$176	$233	$47	$456	$(47)	$409
Less:
Net investment income	162	192	42	396
Non-insurance warranty revenue	16			16
Other revenue (expense), including interest expense	(15)	(3)	1	(17)
Income tax expense on core income	(47)	(62)	(24)	(133)
Underwriting gain	60	106	28	194
Catastrophe losses		39	2	41
Underlying underwriting gain	$60	$145	$30	$235

Nine Months Ended September 30, 2026	Specialty	Commercial	International	Property & Casualty	Other Insurance Operations	Total
(In millions)

Net income (loss) attributable to Loews Corporation	$362	$457	$147	$966	$(298)	$668
Investment losses	7	8	3	18	6	24
Noncontrolling interests	33	41	13	87	(27)	60
Core income (loss)	$402	$506	$163	$1,071	$(319)	$752
Less:
Net investment income	463	640	135	1,238
Non-insurance warranty revenue	47			47
Other revenue (expense), including interest expense	(39)	(10)	12	(37)
Income tax expense on core income	(107)	(128)	(57)	(292)
Underwriting gain	38	4	73	115
Catastrophe-related reinstatement premiums		9		9
Catastrophe losses		207	19	226
Effect of unfavorable (favorable) development-related items	50	92	(35)	107
Underlying underwriting gain	$88	$312	$57	$457

Nine Months Ended September 30, 2025

Net income (loss) attributable to Loews Corporation	$448	$507	$124	$1,079	$(182)	$897
Investment losses	16	23	2	41	8	49
Noncontrolling interests	39	45	11	95	(16)	79
Core income (loss)	$503	$575	$137	$1,215	$(190)	$1,025
Less:
Net investment income	483	575	114	1,172
Non-insurance warranty revenue	42			42
Other revenue (expense), including interest expense	(40)	(10)	12	(38)
Income tax expense on core income	(137)	(153)	(55)	(345)
Underwriting gain	155	163	66	384
Catastrophe losses		182	18	200
Effect of unfavorable development-related items	10	54		64
Underlying underwriting gain	$165	$399	$84	$648

Property & Casualty Operations

The following tables summarize the results of CNA’s Property & Casualty Operations and provide the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio for the three and nine months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$900	$1,274	$333	$2,507
Net earned premiums	907	1,475	349	2,731
Underwriting gain	30	3	49	82
Net investment income	150	204	48	402
Core income	146	162	89	397

Other performance metrics:
Loss ratio	62.9%	73.0%	51.8%	66.9%
Expense ratio	33.6	26.2	34.3	29.7
Dividend ratio	0.3	0.5		0.4
Combined ratio	96.8%	99.7%	86.1%	97.0%
Less: Effect of catastrophe impacts	0.1	4.8	2.1	2.8
Less: Effect of unfavorable (favorable) development-related items		2.4	(10.1)	—
Underlying combined ratio	96.7%	92.5%	94.1%	94.2%
Underlying loss ratio	62.8%	65.8%	59.8%	64.1%

Rate	4%	2%	(4)%	2%
Renewal premium change	5	3	(2)	3
Retention	83	83	87	83
New business	$137	$332	$86	$555

Three Months Ended September 30, 2025

Net written premiums	$867	$1,251	$319	$2,437
Net earned premiums	881	1,453	344	2,678
Underwriting gain	60	106	28	194
Net investment income	162	192	42	396
Core income	176	233	47	456

Other performance metrics:
Loss ratio	60.6%	66.1%	59.1%	63.4%
Expense ratio	32.5	26.1	32.7	29.1
Dividend ratio	0.2	0.5		0.3
Combined ratio	93.3%	92.7%	91.8%	92.8%
Less: Effect of catastrophe impacts		2.7	0.6	1.5
Underlying combined ratio	93.3%	90.0%	91.2%	91.3%
Underlying loss ratio	60.6%	63.4%	58.5%	61.9%

Rate	3%	5%	(6)%	3%
Renewal premium change	4	6	(3)	4
Retention	86	79	83	81
New business	$131	$324	$94	$549

Nine Months Ended September 30, 2026	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$2,671	$4,397	$1,026	$8,094
Net earned premiums	2,637	4,328	1,020	7,985
Underwriting gain	38	4	73	115
Net investment income	463	640	135	1,238
Core income	402	506	163	1,071

Other performance metrics:
Loss ratio	64.7%	72.9%	58.2%	68.3%
Expense ratio	33.5	26.5	34.7	29.9
Dividend ratio	0.4	0.5		0.4
Combined ratio	98.6%	99.9%	92.9%	98.6%
Less: Effect of catastrophe impacts		5.0	1.8	2.9
Less: Effect of unfavorable (favorable) development-related items	1.9	2.1	(3.4)	1.3
Underlying combined ratio	96.7%	92.8%	94.5%	94.4%
Underlying loss ratio	62.8%	65.8%	59.8%	64.1%

Rate	4%	1%	(5)%	1%
Renewal premium change	5	3	(2)	3
Retention	84	81	86	83
New business	$439	$1,147	$268	$1,854

Nine Months Ended September 30, 2025

Net written premiums	$2,601	$4,312	$976	$7,889
Net earned premiums	2,573	4,235	978	7,786
Underwriting gain	155	163	66	384
Net investment income	483	575	114	1,172
Core income	503	575	137	1,215

Other performance metrics:
Loss ratio	60.7%	68.7%	60.3%	65.0%
Expense ratio	33.0	26.9	32.9	29.7
Dividend ratio	0.3	0.5		0.4
Combined ratio	94.0%	96.1%	93.2%	95.1%
Less: Effect of catastrophe impacts		4.3	1.8	2.6
Less: Effect of unfavorable development-related items	0.4	1.3		0.8
Underlying combined ratio	93.6%	90.5%	91.4%	91.7%
Underlying loss ratio	60.3%	63.1%	58.5%	61.6%

Rate	3%	5%	(4)%	3%
Renewal premium change	4	7	(1)	5
Retention	87	82	85	83
New business	$365	$1,114	$280	$1,759

Three Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Net written premiums for Specialty increased $33 million for the three months ended September 30, 2026 as compared with the comparable 2025 period driven by rate and higher new business. The increase in net earned premiums for the three months ended September 30, 2026 was consistent with the trend in net written premiums for Specialty.

Net written premiums for Commercial increased $23 million for the three months ended September 30, 2026 as compared with the comparable 2025 period driven by rate and higher new business. The increase in net earned premiums for the three months ended September 30, 2026 was consistent with the trend in net written premiums for Commercial.

Net written premiums for International increased $14 million for the three months ended September 30, 2026 as compared with the comparable 2025 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $18 million for the three months ended September 30, 2026 as compared with the comparable 2025 period driven by higher retention partially offset by lower rate. The increase in net earned premiums for the three months ended September 30, 2026 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations decreased $59 million for the three months ended September 30, 2026 as compared with the comparable 2025 period primarily driven by lower underlying underwriting results and higher catastrophe losses.

Catastrophe losses for Property & Casualty Operations were $78 million and $41 million for the three months ended September 30, 2026 and 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended September 30, 2026 or 2025. For the three months ended September 30, 2026 and 2025, Commercial had catastrophe losses of $70 million and $39 million and International had catastrophe losses of $8 million and $2 million.

Favorable net prior year loss reserve development for Property & Casualty Operations of $1 million and $1 million was recorded for the three months ended September 30, 2026 and 2025. For the three months ended September 30, 2026 and 2025, Commercial recorded unfavorable net prior year loss reserve development of $34 million and favorable net prior year loss reserve development of $1 million and International recorded favorable net prior year loss reserve development of $35 million and no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 3.5 points for the three months ended September 30, 2026 as compared with the comparable 2025 period primarily due to a 2.3 point increase in the loss ratio and a 1.1 point increase in the expense ratio. The increase in the loss ratio reflected a higher underlying loss ratio across various lines. The underlying loss ratio was consistent with the first half of 2026. The increase in the expense ratio was primarily driven by higher acquisition costs.

Commercial’s combined ratio increased 7.0 points for the three months ended September 30, 2026 as compared with the comparable 2025 period primarily due to a 6.9 point increase in the loss ratio. The increase in the loss ratio reflected a higher underlying loss ratio in excess casualty and workers’ compensation, unfavorable net prior year loss reserve development and higher catastrophe losses. The underlying loss ratio was consistent with the first half of 2026. Catastrophe losses were 4.8 points of the loss ratio for the three months ended September 30, 2026 as compared with 2.7 points of the loss ratio for the comparable 2025 period. The expense ratio was generally consistent with the comparable 2025 period.

International’s combined ratio improved 5.7 points for the three months ended September 30, 2026 as compared with the comparable 2025 period due to a 7.3 point improvement in the loss ratio partially offset by a 1.6 point increase in the expense ratio. The improvement in the loss ratio was due to favorable net prior year loss reserve development in the three months ended September 30, 2026 compared with no net prior year loss reserve development in the comparable 2025 period, partially offset by higher catastrophe losses, which were 2.1 points of the loss ratio for the three months ended September 30, 2026 as compared with 0.6 points of the loss ratio for the comparable 2025 period, and an increase in the underlying loss ratio across most lines. The underlying loss ratio was consistent with the first half of 2026. The increase in the expense ratio reflects higher acquisition costs.

Nine Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Net written premiums for Specialty increased $70 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period driven by higher new business and rate partially offset by lower retention. The increase in net earned premiums for the nine months ended September 30, 2026 was consistent with the trend in net written premiums for Specialty.

Net written premiums for Commercial increased $85 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period driven by rate and higher new business. The increase in net earned premiums for the nine months ended September 30, 2026 was consistent with the trend in net written premiums for Commercial.

Net written premiums for International increased $50 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $26 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period driven by higher retention, partially offset by lower rate. The increase in net earned premiums for the nine months ended September 30, 2026 was consistent with the trend in net written premiums for International.

Core income for Property & Casualty Operations decreased $144 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period primarily driven by lower underlying underwriting results, higher unfavorable net prior year loss reserve development and higher catastrophe losses, partially offset by higher net investment income.

Catastrophe losses for Property & Casualty Operations were $226 million and catastrophe-related reinsurance reinstatement premiums were $9 million for the nine months ended September 30, 2026 driven by severe weather related events. Catastrophe losses were $200 million for the nine months ended September 30, 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, Commercial had catastrophe losses of $207 million and $182 million and International had catastrophe losses of $19 million and $18 million. The nine months ended September 30, 2026 also includes $9 million of catastrophe-related reinsurance reinstatement premiums for Commercial.

Unfavorable net prior year loss reserve development for Property & Casualty Operations of $93 million and $56 million was recorded for the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, Specialty recorded unfavorable net prior year loss reserve development of $44 million and $10 million, Commercial recorded unfavorable net prior year loss reserve development of $84 million and $46 million and International recorded favorable net prior year loss reserve development of $35 million and no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio increased 4.6 points for the nine months ended September 30, 2026 as compared with the comparable 2025 period primarily due to a 4.0 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio reflected both a higher underlying loss ratio across various lines and higher unfavorable net prior year loss reserve development. The increase in the expense ratio was primarily driven by higher acquisition costs.

Commercial’s combined ratio increased 3.8 points for the nine months ended September 30, 2026 as compared with the comparable 2025 period due to a 4.2 point increase in the loss ratio partially offset by a 0.4 point improvement in the expense ratio. The increase in the loss ratio was driven by a higher underlying loss ratio in excess casualty and workers’ compensation, higher unfavorable net prior year loss reserve development and higher catastrophe losses. The effect of catastrophe impacts on the loss ratio was 5.0 points for the nine months ended September 30, 2026 as compared with 4.3 points for the comparable 2025 period. The improvement in the expense ratio was primarily driven by lower acquisition costs.

International’s combined ratio improved 0.3 points for the nine months ended September 30, 2026 as compared with the comparable 2025 period due to a 2.1 point improvement in the loss ratio largely offset by a 1.8 point increase in the expense ratio. The improvement in the loss ratio was primarily due to favorable net prior year loss reserve development in the nine months ended September 30, 2026 compared with no net prior year loss reserve development in the comparable 2025 period, partially offset by an increase in the underlying loss ratio across most lines. The increase in the expense ratio was primarily driven by continued investments in talent and technology and higher acquisition costs, partially offset by higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Net earned premiums	$101	$106	$307	$318
Net investment income	233	242	708	732
Core loss	(194)	(47)	(319)	(190)

Three Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Core results for Other Insurance Operations decreased $147 million for the three months ended September 30, 2026 as compared with the comparable 2025 period. Both periods include assumption updates as a result of the annual long-term care reserve reviews completed in the third quarter of each year.

The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2026 resulted in a pretax increase in long-term care reserves of $173 million, primarily driven by unfavorable cost of care inflation and morbidity impacts, partially offset by favorable premium rate actions. However, the unfavorable expected cash flows from the reserve assumption updates are almost entirely offset by a favorable economic impact from anticipated future investment cash flows from recent investment portfolio actions. Under GAAP accounting, the anticipated benefits of these portfolio actions are not immediately reflected in earnings, but instead are recognized through net investment income over time.

The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2025 resulted in a pretax increase in long-term care reserves of $7 million.

Nine Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Core results for Other Insurance Operations decreased $129 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period. The current period includes a $77 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves as compared with a $106 million after-tax charge in the comparable 2025 period. The current period also includes an increase of $14 million after-tax associated with the amortization of the deferred gain related to the A&EP LPT as compared with the comparable 2025 period. Further information on the net prior year loss reserve development and the A&EP LPT is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

September 30, 2026	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$320
5% increase in morbidity	640
Persistency:
5% decrease in active life mortality and lapse	$190
10% decrease in active life mortality and lapse	380
Premium rate actions:
25% decrease in future unapproved rate increase premium	$30
50% decrease in future unapproved rate increase premium	60

The following table summarizes policyholder reserves for CNA’s Other Insurance Operations:

September 30, 2026	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long-term care		$12,437	$12,437
Structured settlements and other	$486		486
Total	486	12,437	12,923
Ceded reserves	53		53
Total gross reserves	$539	$12,437	$12,976

December 31, 2025
(In millions)

Long-term care		$13,448	$13,448
Structured settlements and other	$535		535
Total	535	13,448	13,983
Ceded reserves	56		56
Total gross reserves	$591	$13,448	$14,039

As part of the annual reserve review, statutory long-term care reserve adequacy is evaluated by premium deficiency testing, by comparing statutory policy level reserves on a carried basis with best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of policy level reserves on a carried basis over the corresponding reserves determined on a best estimate basis. As of September 30, 2026, CNA’s statutory long-term care margin was $1.3 billion.

Boardwalk Pipelines

Current Growth Projects

Boardwalk Pipelines regularly reviews opportunities to expand its existing facilities and footprint to meet growing demand for transportation and storage services. The recent growth of liquefied natural gas export and power generation demand has led to the announcement of additional growth projects for Boardwalk Pipelines. Through the date of this filing, Boardwalk Pipelines has growth projects for which it has executed precedent or long-term firm transportation agreements that are expected to increase capacity on its pipeline systems by an aggregate of 4.7 billion cubic feet per day (“Bcf/d”) and its storage working gas capacity by 10 Bcf at an expected aggregate cost of approximately $3.6 billion and are scheduled to be completed through 2030. Through September 30, 2026, Boardwalk Pipelines has spent $525 million on these growth projects. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits and are subject to construction risk.

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

Boardwalk Pipelines’ more significant growth projects are listed below:

	Expected in-service date	Expected incremental capacity added to system (Bcf/d)
Eunice - Iowa (a)	September 2026	0.1
Carnation Project (b)	Fourth quarter 2027	0.2
Northeast Texas Power Plant Project (c)	Fourth quarter 2027	0.3
Kosciusko Junction Project (c)	First half 2028	1.2
Ohio Power Plant Project (c)	First half 2028	0.3
Southeast Compression for Utility Reliability Expansion Project (b)	First half 2028	0.3
Parks Line Upgrade and Sorrento Station Project (b)	First half 2028	0.2
Texas Gateway Project (c)	Second half 2029	1.8
Petal Gas Storage Expansion (d)	Second half 2030	(d)
Carthage Crossing Project (c)(e)	Second half 2030	0.2

(a)	Eunice - Iowa went into service in September 2026.
(b)	These projects have received approval from the Federal Energy Regulatory Commission (“FERC”) and construction has commenced.
(c)	These projects remain subject to FERC approval, acquisition of land rights and receipt of environmental permits and authorizations.
(d)	This project remains subject to FERC approval and is expected to add 10 Bcf of storage working gas capacity.
(e)
The Carthage Crossing project is expected to increase the capacity of Boardwalk Pipelines’ pipeline system from Carthage, Texas, to North Louisiana through the addition of compression facilities and auxiliary equipment. This project is supported by a precedent agreement with a utility customer and could expand based on the results of Boardwalk Pipelines’ open season.

Refer to Current Growth Projects in Part I, Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of Boardwalk Pipelines’ significant growth projects. Boardwalk Pipelines’ growth projects include $9.6 billion of estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2026 and 2025, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. Boardwalk Pipelines also utilizes a non-GAAP measure, earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) as a financial measure to assess its operating and financial performance and return on invested capital. Management believes some investors may find this measure useful in evaluating Boardwalk Pipelines’ performance as EBITDA is a commonly used metric within the midstream industry.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Operating revenues and other	$615	$542	$1,815	$1,697
Interest income	1	4	8	8
Total	616	546	1,823	1,705
Expenses:
Operating and other:
Operating costs and expenses	353	275	914	810
Depreciation and amortization	114	107	337	333
Interest	35	40	114	119
Total	502	422	1,365	1,262
Income before income tax	114	124	458	443
Income tax expense	(29)	(30)	(114)	(109)
Net income attributable to Loews Corporation	$85	$94	$344	$334
EBITDA	$262	$267	$901	$887

Three Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation and EBITDA decreased $9 million and $5 million for the three months ended September 30, 2026 as compared with the comparable 2025 period.

Total revenues increased $70 million for the three months ended September 30, 2026 as compared with the comparable 2025 period. Transportation revenues for the natural gas business increased $31 million for the three months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to higher contracting rates and utilization. Product sales revenue increased $40 million for the three months ended September 30, 2026 as compared with the comparable 2025 period, with Boardwalk Continuum Marketing, LLC (“Continuum”) contributing $26 million.

Operating and other expenses increased $85 million for the three months ended September 30, 2026 as compared with the comparable 2025 period. Costs associated with product sales increased $51 million for the three months ended September 30, 2026 as compared with the comparable 2025 period, including $10 million of net unrealized losses on derivative instruments, primarily from the Continuum acquisition. General and administrative expenses increased $12 million for the three months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to higher employee-related costs and the Continuum acquisition and related transaction costs. In the three months ended September 30, 2026, Boardwalk Pipelines also recognized a $9 million impairment charge related to the relocation of its Houston corporate headquarters.

Nine Months Ended September 30, 2026 Compared to the Comparable 2025 Period

Net income attributable to Loews Corporation and EBITDA increased $10 million and $14 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period.

Total revenues increased $118 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period. Transportation revenues for the natural gas business increased $53 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to higher contracting rates and higher utilization-based and growth project revenues. Transportation revenues for the natural gas liquids business increased by $7 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to higher volumes transported. Storage and parking and lending (“PAL”) revenues for the natural gas business increased by $18 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to favorable market conditions which allowed for contracting at higher rates. Product sales revenues increased by $33 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to $44 million of product sales revenues from the Continuum acquisition, partially offset by decreases of $11 million for ethane supply services and other product sales due to lower volumes.

Operating and other expenses increased $108 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period. Costs associated with product sales increased $44 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, including $9 million of net unrealized losses on derivative instruments, primarily from the Continuum acquisition. Operation and maintenance expenses increased $9 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily from higher employee-related costs due to an increase in employees to support Boardwalk Pipelines’ growth and higher outside services and materials and supplies costs due to increased maintenance and reliability activities. General and administrative expenses increased $35 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily from higher employee-related costs due to an increase in employees to support Boardwalk Pipelines’ growth, including additional employees from the Continuum acquisition, higher outside service costs and Continuum related transaction costs. Costs associated with service revenues increased $9 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, primarily due to a storage gas loss adjustment. In the nine months ended September 30, 2026, Boardwalk Pipelines also recognized a $9 million impairment charge related to the relocation of its Houston corporate headquarters.

Non-GAAP Reconciliation of Net Income Attributable to Loews Corporation to EBITDA

The following table reconciles net income attributable to Loews Corporation to EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Net income attributable to Loews Corporation	$85	$94	$344	$334
Interest, net	34	36	106	111
Income tax expense	29	30	114	109
Depreciation and amortization	114	107	337	333
EBITDA	$262	$267	$901	$887

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2026 and 2025, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Operating revenue	$220	$180	$683	$613
Revenues related to reimbursable expenses	30	31	97	97
Total	250	211	780	710
Expenses:
Operating and other	176	163	526	506
Asset impairments			9
Reimbursable expenses	30	31	97	97
Depreciation and amortization	27	27	80	75
Equity income from joint ventures	(17)	(25)	(102)	(60)
Interest	14	18	44	52
Total	230	214	654	670
Income (loss) before income tax	20	(3)	126	40
Income tax expense	(4)		(36)	(15)
Net income (loss) attributable to Loews Corporation	$16	$(3)	$90	$25

Net income (loss) attributable to Loews Corporation increased $19 million and $65 million for the three and nine months ended September 30, 2026 as compared with the comparable 2025 periods.

Operating revenues increased by $40 million and $70 million and operating and other expenses increased by $13 million and $20 million for the three and nine months ended September 30, 2026 as compared with the comparable 2025 periods. The increase in operating revenues was primarily due to a higher overall average daily rate and an increase in the number of occupied room nights across most of its portfolio, particularly at the Loews Miami Beach Hotel following the conclusion of its renovation at the end of 2025, as well as Loews Hotels & Co’s Arlington hotel properties. Additionally, several hotel properties, including the Arlington hotels, benefited from the World Cup. Higher food and beverage revenues also contributed to the improvement in operating revenues. The increase in operating and other expenses was from higher hotel operating costs in support of the higher operating revenues.

Equity income from joint ventures decreased $8 million and increased $42 million for the three and nine months ended September 30, 2026 as compared with the comparable 2025 periods. The decrease for the three-month period was due to a lower overall average daily rate and higher operating costs at the Universal Orlando Resort hotels, partially offset by an increase in the number of occupied room nights at these hotels. The increase for the nine-month period was driven by growth in the overall average daily rate and an increase in both the number of available and the number of occupied room nights at the Universal Orlando Resort, including those attributable to the three new hotels that opened in 2025, partially offset by higher operating costs. Equity income from joint ventures for the nine-months ended September 30, 2025 was impacted by an impairment charge recorded at a joint venture hotel that reduced Loews Hotels & Co’s equity income by $9 million and the reduction in distributions for one joint venture property due to property improvement costs.

Depreciation and amortization expense increased $5 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period driven by new assets placed into service from property renovations at certain hotels, as well as accelerated depreciation of assets replaced by those renovations.

Interest expense decreased $4 million and $8 million for the three and nine months ended September 30, 2026 as compared with the comparable 2025 periods primarily due to lower interest costs on certain debt refinanced in 2025. The decrease for the nine-month period was partially offset by lower capitalized interest on projects under development.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2026 and 2025 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Revenues:
Net investment income	$74	$97	$124	$144
Intercompany eliminations	(2)		(6)
Total	72	97	118	144
Expenses:
Operating and other	16	21	47	52
Equity method loss	1	3	22	21
Interest	20	18	61	54
Total	37	42	130	127
Income (loss) before income tax	35	55	(12)	17
Income tax expense	(10)	(13)	(3)	(8)
Net income (loss) attributable to Loews Corporation	$25	$42	$(15)	$9

Net income attributable to Loews Corporation was $25 million for the three months ended September 30, 2026 as compared with $42 million for the comparable 2025 period. Net loss attributable to Loews Corporation was $15 million for the nine months ended September 30, 2026 as compared with net income of $9 million for the comparable 2025 period.

Net investment income for the Parent Company decreased $23 million and $20 million for the three and nine months ended September 30, 2026 as compared with the comparable 2025 periods, primarily due to lower results from the trading portfolio.

Interest expense increased $2 million and $7 million for the three and nine months ended September 30, 2026 as compared with the comparable 2025 periods, due to the issuance in February of 2026 of the Parent Company’s $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of our 3.8% senior notes due April 1, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $4.4 billion at September 30, 2026 as compared to $3.9 billion at December 31, 2025. During the nine months ended September 30, 2026, we received $1.1 billion in cash dividends and distributions from our subsidiaries: $855 million from CNA, including a special cash dividend of $497 million, and $225 million from Boardwalk Pipelines. Cash outflows during the nine months ended September 30, 2026 included the payment of $334 million to fund treasury stock purchases and $39 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may publicly issue an unspecified amount of our debt, equity or hybrid securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In February of 2026, we completed a public offering of $500 million aggregate principal amount of 4.9% senior notes due April 1, 2036, the proceeds of which were used to redeem on March 19, 2026 the outstanding $500 million aggregate principal amount of our 3.8% senior notes due April 1, 2026.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market (including, with respect to our common stock, in open market transactions that may or may not satisfy all of the conditions of the Rule 10b-18 voluntary safe harbor), in privately negotiated transactions or otherwise. During the nine months ended September 30, 2026, we purchased 3.2 million shares of Loews Corporation common stock for $345 million. As of October 30, 2026, we purchased 0.6 million additional shares of Loews Corporation common stock in 2026 for $67 million. As of October 30, 2026, there were 202,225,230 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $1.7 billion for the nine months ended September 30, 2026 as compared with $1.9 billion for the comparable 2025 period. The decrease in cash provided by operating activities was driven by an increase in net claim payments partially offset by an increase in premiums collected.

CNA paid cash dividends of $3.44 per share on its common stock, including a special cash dividend of $2.00 per share, during the nine months ended September 30, 2026. On October 30, 2026, CNA’s Board of Directors declared a quarterly cash dividend of $0.48 per share, payable December 3, 2026 to shareholders of record on November 16, 2026. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends to CNA from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2026, CCC was in a positive earned surplus position. CCC paid dividends of $905 million and $755 million during the nine months ended September 30, 2026 and 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities was $786 million for the nine months ended September 30, 2026 as compared with $795 million for the comparable 2025 period.

As described in Current Growth Projects above, Boardwalk Pipelines is currently engaged in growth projects for which it has executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate cost associated with these agreements is approximately $3.6 billion; this cost is expected to be spent through 2030. Through September 30, 2026, Boardwalk Pipelines has spent $525 million on these growth projects. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project’s expected in-service date. Boardwalk Pipelines is also evaluating additional growth projects involving substantial capital commitments. Boardwalk Pipelines expects to finance its growth projects through a combination of operating cash flows, the issuance of long-term debt and borrowings under its revolving credit facility. Boardwalk Pipelines’ cost and timing estimates for its growth projects are subject to a variety of risks and uncertainties, and are based on the factors described in Boardwalk Pipelines: Current Growth Projects in this MD&A. Actual costs and timing of in-service dates for Boardwalk Pipelines’ growth projects may differ, perhaps materially, from its estimates. Refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional risks associated with Boardwalk Pipelines’ growth projects and the related financing.

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

For the nine months ended September 30, 2026 and 2025, Boardwalk Pipelines’ capital expenditures were $547 million and $222 million, consisting of growth capital expenditures of $411 million and $98 million and maintenance capital expenditures of $136 million and $124 million.

Additionally, as of September 30, 2026, Boardwalk Pipelines has future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $606 million, which are expected to be settled through 2028.

Boardwalk Pipelines has a revolving credit facility that has aggregate lending commitments of $1.0 billion and a maturity date of November 10, 2030. As of September 30, 2026, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility. As of September 30, 2026, Boardwalk Pipelines had $16 million in outstanding letters of credit under its revolving credit facility, which reduced the available borrowing capacity to $984 million. As of September 30, 2026, Boardwalk Pipelines has an effective shelf registration statement on file with the SEC, under which it may publicly issue up to $3.5 billion of debt securities, warrants or rights from time to time. On March 1, 2026, Boardwalk Pipelines redeemed the outstanding $550 million aggregate principal amount of its 6.0% senior notes due June 1, 2026 at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the proceeds of the $550 million aggregate principal amount of its 5.4% senior notes due February 15, 2036 issued in 2025. Boardwalk Pipelines expects to retire the outstanding $500 million aggregate principal amount of its 4.5% senior notes and $100 million aggregate principal amount of its 7.3% senior notes in July 2027 at maturity, through available capital resources, including borrowings under its revolving credit facility or the issuance of debt securities. Boardwalk Pipelines believes that its existing capital resources, including its cash and cash equivalents, revolving credit facility and cash flows from operating activities, will be adequate to fund its anticipated obligations over the next twelve months.

During the nine months ended September 30, 2026, Boardwalk Pipelines paid distributions of $225 million to the Company. On April 30, 2026, Boardwalk Pipelines acquired Spire Marketing LLC (previously known as Spire Marketing Inc.) for $206 million. Spire Marketing LLC (now known as Continuum) is engaged in the marketing of natural gas and related services throughout the U.S.

As of September 30, 2026, Loews Hotels & Co believes that its existing capital resources, including its cash and cash equivalents and cash flows from operating activities, will be adequate to fund its anticipated obligations over the next twelve months. Refinancing any indebtedness, including loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of the subsidiary’s debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Fixed income securities:
Taxable fixed income securities	$520	$506	$1,527	$1,510
Tax-exempt fixed income securities	55	44	162	114
Total fixed income securities	575	550	1,689	1,624
Limited partnership and common stock investments	48	71	221	225
Other, net of investment expense	12	17	36	55
Net investment income	$635	$638	$1,946	$1,904

Effective income yield for the fixed income securities portfolio	5.0%	4.8%	4.9%	4.8%
Limited partnership and common stock return for the period	1.5%	2.5%	7.3%	8.3%

CNA’s net investment income decreased $3 million for the three months ended September 30, 2026 as compared with the comparable 2025 period, driven by lower limited partnership returns, partially offset by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates, as well as higher common stock returns.

CNA’s net investment income increased $42 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates as well as higher common stock returns, partially offset by lower limited partnership returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$6	$(6)	$(4)	$(55)
States, municipalities and political subdivisions		1	(1)
Asset-backed	(1)	(5)	(12)	(12)
Total fixed maturity securities	5	(10)	(17)	(67)
Non-redeemable preferred stock	(14)	4	(15)	10
Derivatives, short-term and other		(1)		(5)
Total investment losses	(9)	(7)	(32)	(62)
Income tax benefit	2	1	8	13
Amounts attributable to noncontrolling interests		1	1	4
Investment losses attributable to Loews Corporation	$(7)	$(5)	$(23)	$(45)

CNA’s pretax investment losses increased $2 million for the three months ended September 30, 2026 as compared with the comparable 2025 period, driven by the unfavorable change in fair value of non-redeemable preferred stock, partially offset by net gains on disposals of fixed maturity securities in the current period compared with net losses in the comparable 2025 period.

CNA’s pretax investment losses decreased $30 million for the nine months ended September 30, 2026 as compared with the comparable 2025 period, driven by net gains on disposals of fixed maturity securities in the current period compared with net losses in the comparable 2025 period, as well as lower impairment losses, partially offset by the unfavorable change in fair value of non-redeemable preferred stock.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,225	$(469)	$3,274	$(228)
AAA	4,048	(419)	3,997	(136)
AA	7,404	(998)	7,001	(428)
A	10,720	(753)	11,167	(140)
BBB	14,791	(1,087)	16,249	(223)
Non-investment grade	1,879	(155)	1,714	(42)
Total	$42,067	$(3,881)	$43,402	$(1,197)

As of September 30, 2026 and December 31, 2025, 2% and 1% of CNA’s fixed maturity portfolio was rated internally. Additionally, as of September 30, 2026 and December 31, 2025, CNA assigned an AAA rating to $741 million and $661 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2026	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,200	$469
AAA	3,437	448
AA	6,113	1,062
A	8,314	843
BBB	12,137	1,181
Non-investment grade	1,268	168
Total	$34,469	$4,171

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2026	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$1,109	$14
Due after one year through five years	8,141	451
Due after five years through ten years	9,618	1,027
Due after ten years	15,601	2,679
Total	$34,469	$4,171

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

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Life & Group	$14,181	9.8	$15,584	9.7
Property & Casualty and other	30,042	4.6	30,716	4.5
Total	$44,223	6.3	$46,300	6.3

The effective duration of investments supporting Life & Group liabilities at September 30, 2026 lengthened slightly as compared with December 31, 2025, reflecting recent portfolio actions to reduce reinvestment risk partially offset by the impact of the increase in interest rates during the period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2026 from those discussed in the Quantitative and Qualitative Disclosures about Market Risk section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK PURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2026 - July 31, 2026	N/A	N/A	N/A	N/A

August 1, 2026 - August 31, 2026	N/A	N/A	N/A	N/A

September 1, 2026 - September 30, 2026	1,576,380	$106.16	N/A	N/A

Item 5. Other Information

None

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 2, 2026	By:	/s/ Jane J. Wang
JANE J. WANG
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

